Form 10-K/A
period 2020-12-31
HPX Corp.
filed 2021-07-01
CIK 1809353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

HPX Corp.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

i

EXPLANATORY NOTE

HPX Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 23, 2021, or the Original Filing, to restate our financial statements as of and for the period ended December 31, 2020. We are also restating the financial statement as of July 20, 2020 and as of and for the period ended September 30, 2020 in the accompanying financial statements included in this Annual Report (collectively, the “Original Financial Statements”).

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission released a statement on accounting and reporting considerations for warrants issued by special purpose acquisition companies (the “Staff Statement”). The Staff Statement highlighted certain financial reporting considerations for special purpose acquisition corporations (“SPACs”) relating to the accounting for warrants. While the specific terms of warrants issued by SPACs can vary, there are certain features of warrants issued in SPAC transactions that are common across many entities. The Staff Statement highlighted that warrants containing these features, which relate to whether the warrants can be indexed to the price of an entity’s shares or settled with assets other than common shares, should be classified as a liability measured at fair value, with changes in fair value each period reported as non-cash changes to earnings. Such period-to-period changes could be significant. Prior to the issuance of this guidance, SPACs generally carried their outstanding private placement warrants and public warrants containing these provisions as equity on their balance sheets without quarterly adjustments.

In light of the Staff Statement, we undertook a process to re-evaluate the equity classification of our outstanding warrants issued in connection with our initial public offering on July 20, 2020, including the private placement warrants and the warrants issued as part of the units sold in our initial public offering (collectively, the “Warrants”). As a result, management and the Audit Committee determined that the Warrants should have been classified as a liability. Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

As a result, the Company, together with its advisors, undertook a process to value the liability of its Warrants. Based on this valuation, Company management, together with the Audit Committee, determined, on June 28, 2021, that the Company’s (i) financial statements and other financial data as of and for the period ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 and (ii) the financial statements included in the Company’s Quarterly Report on Form 10-Q as of and for the period ended September 30, 2020 and (iii) the financial statement included in the Company’s Current Report on Form 8-K, filed on July 24, 2020 (collectively, the “Affected Periods”) contained an error that was quantitatively material and, as a result, should no longer be relied upon. The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the Warrants as a liability, with subsequent changes in its estimated fair value recorded as non-cash income or expense in each Affected Period. Consequently, the Company has restated the financial statements for the Affected Periods in this Form 10-K/A. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The Company has not amended its Quarterly Report on Form 10-Q or its Current Report on Form 8-K, filed on July 24, 2020, for the Affected Periods. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

The following item has been amended to reflect additional corporate governance disclosure required by the rules of the New York Stock Exchange:

Part III, Item 10. Directors, Executive Officers, and Corporate Governance

In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 12,650,000 public warrants and 7,060,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on June 28, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from March 20, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from March 20, 2020 (inception) through December 31, 2020. We are restating our historical financial results for such period to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from March 20, 2020 (inception) through December 31, 2020, we had net loss of $8,683,738, which consisted of operating costs of $314,723, a change in fair value of warrant liabilities of $7,884,000 and transaction costs allocable to warrants of $497,297, offset by interest income on marketable securities held in the Trust Account of $12,211 and interest income from operating bank account of $71.

For the three months ended September 30, 2020, we had a net loss of $5,127,691, which consisted of operating costs of $102,927, a change in fair value of warrant liabilities of $4,533,300, and transaction costs allocable to warrants of $497,297, offset by interest income on marketable securities held in the Trust Account of $5,833.

For the period from March 20, 2020 (inception) through September 30, 2020, we had a net loss of $5,132,884, which consisted of formation and operating costs of $108,120, a change in fair value of warrant liabilities of $4,533,300, and transaction costs allocable to warrants of $497,297, offset by interest income on marketable securities held in the Trust Account of $5,833.

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

For the period from March 20, 2020 (inception) through December 31, 2020, cash used in operating activities was $439,502. Net loss of $8,683,738 was impacted by interest earned on marketable securities held in the Trust Account of $12,211, a change in fair value of warrant liabilities of $7,884,000 and transaction costs allocable to warrants of $497,297. Changes in operating assets and liabilities used $124,850 of cash from operating activities.

For the period from March 20, 2020 (inception) through September 30, 2020, net cash used in operating activities was $355,367. Net loss of $5,132,884 was impacted by interest earned on marketable securities of $5,833, a change in fair value of warrant liabilities of $4,533,300, and transaction costs allocable to warrants of $497,297. Changes in operating assets and liabilities used $247,247 of cash from operating activities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures contained a material weakness in relation to the classification of our warrants and were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our Financial Statements. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,060,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant from the Company in a private placement, for an aggregate purchase price of $7,060,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). Proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period or any Extension Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Restatement of the Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from March 20, 2020 (inception) through December 31, 2020, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Fort Lauderdale, FL
March 23, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is June 30, 2021.

HPX CORP.

BALANCE SHEET (AS RESTATED)
DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$1,132,050
Prepaid expenses	259,147
Total Current Assets	1,391,197
Marketable securities held in Trust Account	253,012,211
Total Assets	$254,403,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$134,297
Accrued offering costs	159,880
Total Current Liabilities	294,177
Warranty liability	21,089,700
Deferred underwriting fee payable	8,855,000
Total Liabilities	30,238,877
Commitments
Class A ordinary shares subject to possible redemption, 21,915,395 shares at redemption value	219,164,525
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,384,605 shares issued and outstanding (excluding 21,915,395 shares subject to possible redemption)	338
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding	633
Additional paid-in capital	13,682,773
Accumulated deficit	(8,683,738)
Total Shareholders’ Equity	5,000,006
Total Liabilities and Shareholders’ Equity	$254,403,408

The accompanying notes are an integral part of the financial statements.

HPX CORP.

STATEMENT OF OPERATIONS (AS RESTATED)
FOR THE PERIOD FROM MARCH 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Operating costs	$314,723
Loss from operations	(314,723)
Other expense:
Change in fair value of warrant liabilities	(7,884,000)
Transaction costs allocable to warrants	(497,297)
Interest income – bank	71
Interest earned on marketable securities held in Trust Account	12,211
Other expense, net	(8,369,015)
Net loss	$(8,683,738)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	22,474,529
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$0.00
Weighted average shares outstanding, basic and diluted	7,771,170
Basic and diluted net loss per ordinary share	$(1.12)

The accompanying notes are an integral part of the financial statements.

HPX CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (AS RESTATED)
FOR THE PERIOD FROM MARCH 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance – March 20, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share	—	—	1	—	—	—	—
Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—
Issuance of Class B ordinary shares to Sponsor	—	—	6,325,000	633	24,367	—	25,000
Sale of 25,300,000 Units, net of underwriting discounts and offering costs	25,300,000	2,530	—	—	230,490,939	—	230,493,469
Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	2,329,800	—	2,329,800
Class A ordinary shares subject to possible redemption	(21,915,395)	(2,192)	—	—	(219,162,333)	—	(219,164,525)
Net loss	—	—	—	—	—	(8,683,738)	(8,683,738)
Balance – December 31, 2020	3,384,605	$338	6,325,000	$633	$13,682,773	$(8,683,738)	$5,000,006

The accompanying notes are an integral part of the financial statements.

HPX CORP.

STATEMENT OF CASH FLOWS (AS RESTATED)
FOR THE PERIOD FROM MARCH 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(8,683,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	7,884,000
Transaction costs allocable to warrants	497,297
Interest earned on marketable securities held in Trust Account	(12,211)
Changes in operating assets and liabilities:
Prepaid expenses	(259,147)
Accounts payable and accrued expenses	134,297
Net cash used in operating activities	(439,502)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary share to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	247,940,000
Proceeds from sale of Private Placement Warrants	7,060,000
Advances from related party	10,000
Repayment of advances from related party	(10,000)
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(453,448)
Net cash provided by financing activities	254,571,552
Net Change in Cash	1,132,050
Cash – Beginning	—
Cash – Ending	$1,132,050
Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$227,345,610
Change in value of Class A ordinary shares subject to possible redemption	$(8,181,085)
Deferred underwriting fee payable	$8,855,000
Offering costs included in accrued offering costs	$159,880

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

The registration statements for the Company’s Initial Public Offering became effective on July 15, 2020. On July 20, 2020, the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of the over-allotment option to purchase an additional 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,060,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to HPX Capital Partners LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $7,060,000, which is described in Note 5.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share) as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the Public Shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets, after payment of the deferred underwriting commission, of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and any other holders of the Company’s Class B ordinary shares prior to the Initial Public Offering (the “initial shareholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, subject to the immediately succeeding paragraph, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period or any Extension Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period or any Extension Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period or any Extension Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of share, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the staff of the Division of Corporation Finance of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary share. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary share if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As Previously Reported	Adjustments	As Restated
Balance sheet as of July 20, 2020 (audited)
Warrant Liability	$—	$13,205,700	$13,205,700
Class A Ordinary Share Subject to Possible Redemption	240,551,310	(13,205,700)	227,345,610
Class A Ordinary Shares	124	133	257
Additional Paid-in Capital	5,004,605	497,164	5,501,769
Accumulated Deficit	(5,353)	(497,297)	(502,650)

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$17,739,000	$17,739,000
Class A Ordinary Share Subject to Possible Redemption	240,454,383	(17,739,000)	222,715,383
Class A Ordinary Shares	126	177	303
Additional Paid-in Capital	5,101,530	(5,030,420)	10,131,950
(Accumulated Deficit) Retained Earnings	(102,287)	(5,030,597)	(5,132,884)

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$21,089,700	$21,089,700
Class A Ordinary Share Subject to Possible Redemption	240,254,225	(21,089,700)	219,164,525
Class A Ordinary Shares	128	210	338
Additional Paid-in Capital	5,301,686	8,381,087	13,682,773
Accumulated Deficit	(302,441)	(8,381,297)	(8,683,738)

Statement of Operations for the Three Months September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(4,533,300)	$(4,533,300)
Transaction costs allocable to warrants	—	(497,297)	(497,297)
Net loss	(97,094)	(5,030,597)	(5,127,691)
Weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	24,055,131	(1,320,570)	22,734,561
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Ordinary Shares	7,136,202	(197,136)	6,939,066
Basic and diluted net loss per share, Ordinary Shares	(0.01)	(0.73)	(0.74)

Statement of Operations for the Period from March 20, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(4,533,300)	$(4,533,300)
Transaction costs allocable to warrants	—	(497,297)	(497,297)
Net loss	(102,287)	(5,030,597)	(5,132,884)
Weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	24,055,131	(1,320,570)	22,734,561
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Ordinary Shares	6,395,746	543,320	6,939,066
Basic and diluted net loss per share, Ordinary Shares	(0.02)	(0.72)	(0.74)

Statement of Operations for the Period from March 20, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liabilities	$—	$(7,884,000)	$(7,884,000)
Transaction costs allocable to warrants	—	(497,297)	(497,297)
Net loss	(302,441)	(8,381,297)	(8,683,738)
Weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	24,049,383	(1,574,854)	22,474,529
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Ordinary Shares	6,803,844	967,236	7,771,170
Basic and diluted net loss per share, Ordinary Shares	(0.05)	(1.07)	(1.12)

Cash Flow Statement for the Period from March 20, 2020 (inception) to September 30, 2020 (audited)
Net loss	$(102,287)	$(5,030,597)	$(5,132,884)
Change in fair value of warrant liabilities	—	4,533,300	4,533,300
Transaction costs allocable to warrants	—	497,297	497,297
Initial classification of Class A Ordinary Shares subject to possible redemption	240,551,310	(13,205,700)	227,345,610
Change in value of Class A Ordinary Shares subject to possible redemption	(96,927)	(4,533,300)	(4,630,227)

Cash Flow Statement for the Period from March 20, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(302,441)	$(8,381,297)	$(8,683,738)
Change in fair value of warrant liabilities	—	(7,884,000)	(7,884,000)
Transaction costs allocable to warrants	—	(497,297)	(497,297)
Initial classification of Class A Ordinary Shares subject to possible redemption	240,551,310	(13,205,700)	227,345,610
Change in value of Class A Ordinary Shares subject to possible redemption	(297,085)	(7,884,000)	(8,181,085)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

For the Period from March 20, 2020 (Inception) Through December 31, 2020
Common shares subject to possible redemption
Numerator: Earnings allocable to Common shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$10,577
Less: Company’s portion available to pay taxes	—
Net Income allocable to shares subject to redemption	$10,577
Denominator: Weighted Average Class A common shares subject to possible redemption
Basic and diluted weighted average shares outstanding	22,474,529
Basic and diluted net income per share	$0.00

Non-Redeemable Common Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(8,683,738)
Less: Net income allocable to Class A common shares subject to possible redemption	(10,577)
Non-Redeemable Net Loss	$(8,694,315)
Denominator: Weighted Average Non-Redeemable Common Shares
Basic and diluted weighted average shares outstanding	7,771,170
Basic and diluted net loss per share	$(1.12)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature, except for the Warrants (see Note 10).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 20, 2020, the Company sold 25,300,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 3,300,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,060,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant from the Company in a private placement, for an aggregate purchase price of $7,060,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). Proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period or any Extension Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

NOTE 8. SHAREHOLDERS’ EQUITY

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

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 3,384,605 Class A ordinary shares issued and outstanding, excluding 21,915,395 Class A ordinary shares subject to possible redemption.

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

NOTE 9. WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$253,012,211

Liabilities:
Warrant Liability – Public Warrants	1	13,535,500
Warrant Liability – Private Placement Warrants	3	7,554,200

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the consolidated statement of operations.

The Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date.

The estimated fair value of the Warrants was determined based upon the following significant inputs:

	July 20, 2020 (Initial Measurement)	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.66	$10.02
Volatility	13.9%	17.5%
Term	5.00	5.00
Risk-free rate	0.32%	0.35%
Dividend yield	0.0%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of March 20, 2020 (inception)	$—	$—	$—
Initial measurement on July 20, 2020 (Initial Public Offering)	4,730,200	8,475,500	13,205,700
Change in fair value	2,824,000	2,909,500	5,733,500
Transfers out of Level 3	—	(11,385,000)	(11,385,000)
Fair value as of December 31, 2020	$7,554,200	$—	$7,554,200

There were transfers out of Level 3 to Level 1 in the fair value hierarchy during the period from March 20, 2020 (inception) through December 31, 2020 for the Public Warrants. The Public Warrants began publicly trading on September 8, 2020, which prompted the transfer out of Level 3 of $11,385,000 on September 30, 2020.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the SEC website at www.sec.gov.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1(1)	Warrant Agreement, dated July 15, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2(2)	Description of the Company’s Securities
10.1(1)	Letter Agreement, dated July 15, 2020, among the Company, the Sponsor and the Company’s officers and directors. (1)
10.2(1)	Investment Management Trust Agreement, dated July 15, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3(1)	Registration Rights Agreement, dated July 15, 2020, among the Company, the Sponsor and certain other security holders named therein. (1)
10.4(1)	Administrative Services Agreement, dated July 15, 2020, between the Company and the Sponsor. (1)
10.5(1)	Sponsor Warrants Purchase Agreement, dated July 15, 2020, between the Company and the Sponsor.(1)
10.6(1)	Indemnity Agreement, dated July 15, 2020, between the Company and Carlos Piani. (1)
10.7(1)	Indemnity Agreement, dated July 15, 2020, between the Company and Bernardo Hees. (1)
10.8(1)	Indemnity Agreement, dated July 15, 2020, between the Company and Rodrigo Xavier. (1)
10.9(1)	Indemnity Agreement, dated July 15, 2020, between the Company and Marcos Peigo. (1)
10.10(1)	Indemnity Agreement, dated July 15, 2020, between the Company and Fabio Mourao. (1)
10.11(1)	Indemnity Agreement, dated July 15, 2020, between the Company and Marco Kheirallah. (1)
10.12(1)	Indemnity Agreement, dated July 15, 2020, between the Company and Salete Pinheiro. (1)
14.01(2)	Code of Ethics and Business Conduct of HPX Corp.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 21, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 23, 2021 and incorporated by reference herein.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPX Corp.

Date: June 30, 2021	/s/ Carlos Piani
	By:	Carlos Piani
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Carlos Piani
Name:	Carlos Piani
Title:	Chief Executive Officer and Chief Financial Officer and Director
Date:	June 30, 2021

/s/ Bernardo Hees
Name:	Bernardo Hees
Title:	Co-Chairman of the Board of Directors
Date:	June 30, 2021

/s/ Rodrigo Xavier
Name:	Rodrigo Xavier
Title:	Co-Chairman of the Board of Directors
Date:	June 30, 2021

/s/ Marcos Peigo
Name:	Marcos Peigo
Title:	Director
Date:	June 30, 2021

/s/ Marco Kheirallah
Name:	Marco Kheirallah
Title:	Director
Date:	June 30, 2021

/s/ Salete Pinheiro
Name:	Salete Pinheiro
Title:	Director
Date:	June 30, 2021