Form 10-Q
period 2021-06-30
HPX Corp.
filed 2021-08-13
CIK 1809353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 25,300,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

HPX CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the three and six months ended June 30, 2021, and for the three months ended June 30, 2020 and for the period from March 20, 2020 (inception) through June 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021, and for the three months ended June 30, 2020 and for the period from March 20, 2020 (inception) through June 30, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2021 and for the period from March 20, 2020 (inception) through June 30, 2020 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21

Part III. Signatures	22

HPX CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$919,374	$1,132,050
Prepaid expenses	208,541	259,147
Total Current Assets	1,127,915	1,391,197

Marketable securities held in Trust Account	253,024,759	253,012,211
TOTAL ASSETS	$254,152,674	$254,403,408

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$436,534	$134,297
Accrued offering costs	159,880	159,880
Total Current Liabilities	596,414	294,177

Warrant liability	17,415,400	21,089,700
Deferred underwriting fee payable	8,855,000	8,855,000
Total Liabilities	26,866,814	30,238,877

Commitments

Class A ordinary shares subject to possible redemption, 22,226,411 and 21,915,395 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	222,285,859	219,164,525

Stockholders' Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,073,589 and 3,384,605 shares issued and outstanding (excluding 22,226,411 and 21,915,395 shares subject to possible redemption) at June 30, 2021 and December 31, 2020	307	338
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	633	633
Additional paid-in capital	10,561,470	13,682,773
Accumulated deficit	(5,562,409)	(8,683,738)
Total Shareholders’ Equity	5,000,001	5,000,006
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$254,152,674	$254,403,408

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period
				from March 20,
				2020
			Six Months	(Inception)
	Three Months Ended		Ended	through
	June 30,		June 30,	June 30,
	2021	2020	2021	2020
Operating and formation costs	$385,917	$193	$565,570	$5,193
Loss from operations	(385,917)	(193)	(565,570)	(5,193)

Other (loss) income:
Change in fair value of warrant liabilities	(1,450,300)	—	3,674,300	—
Interest income from operating bank account	24		51
Interest earned on marketable securities held in Trust Account	6,309	—	12,548	—
Other (loss) income	(1,443,967)	—	3,686,899	—

Net (loss) income	$(1,829,884)	$(193)	$3,121,329	$(5,193)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	22,409,940	—	22,164,034	—

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$—	$—	$—	$—

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	9,215,060	4,485,437	9,460,966	4,485,437

Basic and diluted net (loss) income per share, Non-redeemable ordinary shares	$(0.20)	$—	$0.33	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	3,384,605	$338	6,325,000	$633	$13,682,773	$(8,683,738)	$5,000,006

Change in value of Class A ordinary shares subject to possible redemption	(494,545)	(49)	—	—	(4,951,168)	—	(4,951,217)

Net income	—	—	—	—	—	4,951,213	4,951,213
Balance – March 31, 2021	2,890,060	$289	6,325,000	$633	$8,731,605	$(3,732,525)	$5,000,002

Change in value of Class A ordinary shares subject to possible redemption	183,529	18	—	—	1,829,865	—	1,829,883

Net loss	—	—	—	—	—	(1,829,884)	(1,829,884)
Balance - June 30, 2021	3,073,589	$307	6,325,000	$633	$10,561,470	$(5,562,409)	$5,000,001

FOR THE PERIOD FROM MARCH 20, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 20, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary share	—	—	1	—	—	—	—

Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance – March 31, 2020	—	$—	1	$—	$—	$(5,000)	$(5,000)

Issuance of Class B ordinary share	—	—	6,325,000	633	24,367	—	25,000

Cancellation of Class B ordinary shares	—	—	(1)	—	—	—	—

Net loss	—	—	—	—	—	(193)	(193)
Balance – June 30, 2020	—	$—	6,325,000	$633	$24,367	$(5,193)	$19,807

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the
		Period from
		March 20, 2020
	Six Months	(Inception)
	Ended	Through
	June 30,	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$3,121,329	$(5,193)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(3,674,300)	—
Interest earned on marketable securities held in Trust Account	(12,548)	—
Changes in operating assets and liabilities:
Prepaid expenses	50,606	—
Accounts payable and accrued expenses	302,237	—
Net cash used in operating activities	$(212,676)	$(5,193)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	$—	$25,000
Advances from related parties	—	10,000
Repayment of advances from related parties	—	(10,000)
Proceeds from promissory note	—	300,000
Payment of offering costs	—	(92,404)
Net cash provided by financing activities	$—	$232,596

Net Change in Cash	(212,676)	227,403
Cash – Beginning	1,132,050	—
Cash – Ending	$919,374	$227,403

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$338,639
Change in value of Class A ordinary share subject to possible redemption	$3,121,334	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Liquidity and Management’s Plan

As of June 30, 2021, the Company had $919,374 in its operating bank accounts, $253,024,759 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $531,501.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

On August 11, 2021, the Sponsor committed to provide the Company an aggregate of $150,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As a result, management has determined that sufficient capital exists to sustain operations for at least one year from the issuance date of these financial statements and therefore substantial doubt has been alleviated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on June 30, 2021. The interim results for the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

JUNE 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021, and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

Offering Costs

The Company complies with the requirement of Accounting Standards Codification (ASC) 340-10-S99-1. Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

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

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding for the period.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Non-redeemable ordinary shares includes Founder Shares as these shares do not have any redemption features and do not participate in the income or loss on marketable securities based on Class A non-redeemable share’s proportionate interest.

				For the Period
				From
				March 20, 2020
				(inception)
	Three Months Ended		Six Months Ended	through
	June 30,		June 30,	June 30,
	2021	2020	2021	2020
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$5,542	$—	$11,023	$—
Net income allocable to Class A ordinary shares subject to possible redemption	$5,542	$—	$11,023	$—
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	22,409,940	—	22,164,034	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$—	$—	$—

Non-Redeemable Ordinary Shares
Numerator: Net (Loss) Income minus Net Earnings
Net (Loss) Income	$(1,829,884)	$(193)	$3,121,329	$(5,193)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(5,542)	—	(11,023)	—
Non-Redeemable Net (Loss) Income	$(1,835,426)	$(193)	$3,110,306	$(5,193)
Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	9,215,060	4,485,437	9,460,966	4,485,437
Basic and diluted net (loss) income per share, Non-redeemable ordinary shares	$(0.20)	$—	$0.33	$—

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

JUNE 30, 2021

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on July 16, 2020, the Company will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 respectively in fees for these services. As of June 30, 2021 and December 31, 2020, there was $115,000 and $55,000 of such fees included within accounts payable and accrued expenses in the condensed balance sheets.

Advances – Related Party

The Sponsor advanced the Company an aggregate of $10,000 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. The outstanding advances of $10,000 were repaid in full on June 25, 2020.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Promissory Note — Related Party

On April 8, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 and (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $300,000 was repaid in full at the closing of the Initial Public Offering on July 20, 2020. Borrowings under the Promissory Note are no longer available.

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

Consulting Arrangements

The Company has arrangements with a consultant to provide services to the Company relating to market and industry analyses, assistance with due diligence, and financial modeling and valuation of a potential targets. The Company agreed to pay the service provider a fee of 6,600 BRL per month (approximately $1,200 per month). For the six months ended June 30, 2021, the Company incurred and paid $7,648 of consulting fees.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 3,073,589 and 3,384,605 Class A ordinary shares issued and outstanding, excluding 22,226,411 and 21,915,395 Class A ordinary shares subject to possible redemption,respectively.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 6,325,000 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2021

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder and
●	if, and only if, the reported last sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the fair market value of the Class A ordinary shares;
●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and
●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

JUNE 30, 2021

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$253,024,759	$253,012,211

Liabilities:
Warrant Liability – Public Warrants	1	$11,132,000	$13,535,500
Warrant Liability – Private Placement Warrants	3	$6,283,400	$7,554,200

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements:

	June 30,	December 31,
	2021	2020
Exercise price	$11.50	$11.50
Stock price	$9.85	$10.02
Volatility	16.4%	17.5%
Term	5.00	5.00
Risk-free rate	0.77%	0.35%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$7,554,200
Change in fair value	(1,270,800)
Fair value as of June 30, 2021	6,283,400

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers out of Level 3 for the reporting period ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

17

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

On August 11, 2021, the Sponsor committed to provide the Company an aggregate of $150,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

18

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $1,829,884, which consisted of operating costs of $385,917 and a change in fair value of warrant liabilities of $1,450,300, offset by interest income from the operating bank account of $24 and interest income interest income on marketable securities held in the Trust Account of $6,309.

For the six months ended June 30, 2021, we had a net income of $3,121,329, which consisted of a change in fair value of warrant liabilities of $3,674,300, interest income from the operating bank account of $51, and interest income interest income on marketable securities held in the Trust Account of $12,548, offset by operating costs of $565,570.

For the three months ended June 30, 2020, we had a net loss of $193, which consisted of an operating cost of $193.

For the period from March 20, 2020 (inception) through June 30, 2020, we had a net loss of $5,193, which consisted of formation and operating costs of $5,193.

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

For the six months ended June 30, 2021, net cash used in operating activities was $212,676. Net income of $3,121,329 was affected by interest expense on marketable securities of $12,548 and a change in fair value of warrant liabilities of $3,674,300. Changes in operating assets and liabilities provided $352,843 of cash from operating activities.

For the period from March 20, 2020 (inception) through June 30, 2020, net cash used in operating activities was $5,193 with a Net loss of $5,193.

On August 11, 2021, the Sponsor committed to provide the Company an aggregate of $150,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

At June 30, 2021, we had marketable securities held in the Trust Account of $253,024,759. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we had cash of $919,374 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing net income (loss) less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s warrants, our disclosure controls and procedures contained a material weakness in relation to the classification of our warrants and were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished.

(1) Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2020.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPX CORP.

Date: August 13, 2021		/s/ Carlos Piani
	Name:	Carlos Piani
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)