Form 10-Q
period 2021-09-30
HPX Corp.
filed 2021-11-18
CIK 1809353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 18, 2021, there were 25,300,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

HPX CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the three and nine months ended September 30, 2021, the three months ended September 30, 2020 and for the period from March 20, 2020 (inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2021, the three months ended September 30, 2020 and for the period from March 20, 2020 (inception) through September 30, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from March 20, 2020 (inception) through September 30, 2020 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28

Signatures	29

HPX CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Restated, See Note 2)
ASSETS
Current assets
Cash	$733,543	$1,132,050
Prepaid expenses	156,666	259,147
Total Current Assets	890,209	1,391,197

Marketable securities held in Trust Account	253,031,138	253,012,211
TOTAL ASSETS	$253,921,347	$254,403,408

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$353,366	$134,297
Accrued offering costs	159,880	159,880
Total Current Liabilities	513,246	294,177

Warrant liabilities	12,811,500	21,089,700
Deferred underwriting fee payable	8,855,000	8,855,000
Total LIABILITIES	22,179,746	30,238,877

Commitments

Class A ordinary shares subject to possible redemption, 25,300,000 shares at redemption value as of September 30, 2021 and December 31, 2020	253,031,138	253,012,211

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 25,300,000 shares subject to possible redemption as of September 30, 2021 and December 31, 2020)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	633	633
Accumulated deficit	(21,290,170)	(28,848,313)
Total Shareholders’ Deficit	(21,289,537)	(28,847,680)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$253,921,347	$254,403,408

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period
				from March 20,
				2020
			Nine Months	(Inception)
	Three Months Ended		Ended	through
	September 30,		September 30,	September 30,
	2021	2020	2021	2020
Operating and formation costs	$154,559	$600,224	$720,129	$605,417
Loss from operations	(154,559)	(600,224)	(720,129)	(605,417)

Other income (expense):
Change in fair value of warrant liabilities	4,603,900	(4,533,300)	8,278,200	(4,533,300)
Interest income from operating bank account	21	—	72	—
Interest earned on marketable securities held in Trust Account	6,379	5,833	18,927	5,833
Other income (expense), net	4,610,300	(4,527,467)	8,297,199	(4,527,467)

Net income (loss)	$4,455,741	$(5,127,691)	$7,577,070	$(5,132,884)

Basic and diluted weighted average shares outstanding, Class A ordinary shares(1)	25,300,000	19,800,000	25,300,000	9,389,691

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares(1)	$0.14	$(0.20)	$0.24	$(0.35)

Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	6,325,000	6,161,957	6,325,000	5,307,345

Basic and diluted net (loss) income per ordinary share, Class B ordinary shares(1)	$0.14	$(0.20)	$0.24	$(0.35)

(1) 2020 values as restated. See Note 2

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (Restated, See Note 2)	—	$—	6,325,000	$633	$—	$(28,848,313)	$(28,847,680)

Remeasurement of Class A ordinary shares to redemption amount (Restated, See Note 2)	—	—	—	—	—	(6,239)	(6,239)

Net income	—	—	—	—	—	4,951,213	4,951,213
Balance – March 31, 2021 (Restated, See Note 2)	—	$—	6,325,000	$633	$—	$(23,903,339)	$(23,902,706)

Remeasurement of Class A ordinary shares to redemption amount (Restated, See Note 2)	—	—	—	—	—	(6,309)	(6,309)

Net loss	—	—	—	—	—	(1,829,884)	(1,829,884)
Balance – June 30, 2021 (Restated, See Note 2)	—	$—	6,325,000	$633	$—	$(25,739,532)	$(25,738,899)

Remeasurement of Class A ordinary shares to redemption amount (Restated, See Note 2)	—	—	—	—	—	(6,379)	(6,379)

Net income	—	—	—	—	—	4,455,741	4,455,741
Balance – September 30, 2021	—	$—	6,325,000	$633	$—	$(21,290,170)	$(21,289,537)

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND THE PERIOD FROM MARCH 20, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – March 20, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary share	—	—	1	—	—	—	—

Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance – March 31, 2020	—	$—	1	$—	$—	$(5,000)	$(5,000)

Issuance of Class B ordinary shares	—	—	6,325,000	633	24,367	—	25,000

Cancellation of Class B ordinary shares	—	—	(1)	—	—	—	—

Net loss	—	—	—	—	—	(193)	(193)
Balance - June 30, 2020	—	$—	6,325,000	$633	$24,367	$(5,193)	$19,807

Remeasurement of Class A ordinary shares to redemption amount (Restated, See Note 2)	—	—	—	—	(2,354,167)	(20,158,197)	(22,512,364)

Proceeds Received in Excess of Fair Value of Private Warrants					2,329,800		2,329,800

Net loss	—	—	—	—	—	(5,127,691)	(5,127,691)
Balance – September 30, 2020 (Restated, See Note 2)	—	$—	6,325,000	$633	$—	$(25,291,081)	$(25,290,448)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the
		Period from
		March 20, 2020
	Nine Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$7,577,070	$(5,132,884)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,278,200)	4,533,300
Interest earned on marketable securities held in Trust Account	(18,927)	(5,833)
Transaction costs incurred in connection with Initial Public Offering	—	497,297
Changes in operating assets and liabilities:
Prepaid expenses	102,481	(299,773)
Accounts payable and accrued expenses	219,069	52,526
Net cash used in operating activities	$(398,507)	$(355,367)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$—	$(253,000,000)
Net cash used in operating activities	$—	$(253,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	$—	$25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	247,940,000
Proceeds from sale of Private Placement Warrants	—	7,060,000
Advances from related party	—	10,000
Repayment of advances from related party	—	(10,000)
Proceeds from promissory note – related party	—	300,000
Repayment of promissory note - related party	—	(300,000)
Payment of offering costs	—	(171,768)
Net cash provided by financing activities	$—	$254,853,232

Net Change in Cash	(398,507)	1,497,865
Cash – Beginning	1,132,050	—
Cash – Ending	$733,543	$1,497,865

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$441,560
Deferred underwriting fee payable	—	8,855,000
Remeasurement of Class A ordinary shares subject to possible redemption (Restated, See Note 2)	$18,927	$22,512,364
Initial value of warrant liabilities	—	13,205,700

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

HPX Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 20, 2020. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (a “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus on businesses in Brazil. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account and non-operating income or expenses from the change in fair value of warrant liabilities.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share) as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any. The per-share amount to be distributed to the Public Shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

SEPTEMBER 30, 2021

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

Liquidity and Management’s Plan

As of September 30, 2021, the Company had $733,543 in its operating bank accounts, $253,031,138 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $376,963. The Company’s assessment of projected cash flows through the later of 12 months from the date of filing and Business Combination deadline of July 20, 2022 resulted in an expected cash surplus of $61,097.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Management intends to draw down on these loans as necessary to create cash inflows for working capital purposes. As a result, management has determined that sufficient capital exists to sustain operations through the later of 12 months from the date of filing and the Business Combination deadline date of July, 20, 2022.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate certain of its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) on a pro rata basis to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

The restatement does not result in any changes in the Company’s total assets, liabilities or operating results.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements for previous periods is reflected in the following table.

	As Previously
Balance Sheet as of July 20, 2020	Reported	Adjustment	As Restated
Class A Ordinary Shares subject to possible redemption	$227,345,610	$25,654,390	$253,000,000
Class A Ordinary Shares	$257	$(257)	$—
Additional paid-in capital	$5,501,769	$(5,501,769)	$—
Accumulated deficit	$(502,650)	$(20,152,364)	$(20,655,014)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(25,654,390)	$(20,654,381)

Number of Ordinary shares subject to possible redemption	22,734,561	2,565,439	25,300,000

Condensed Balance Sheet as of September 30, 2020 (Unaudited)
Class A Ordinary Shares subject to possible redemption	$222,715,383	$30,290,450	$253,005,833
Class A Ordinary Shares	$303	$(303)	$—
Additional paid-in capital	$10,131,950	$(10,131,950)	$—
Accumulated deficit	$(5,132,884)	$(20,158,197)	$(25,291,081)
Total Shareholders’ Equity (Deficit)	$5,000,002	$(30,290,450)	$(25,290,448)

Number of Ordinary shares Subject to possible redemption	22,271,025	3,028,975	25,300,000

Balance Sheet as of December 31, 2020
Class A Ordinary Shares subject to possible redemption	$219,164,525	$33,847,686	$253,012,211
Class A Ordinary Shares	$338	$(338)	$—
Additional paid-in capital	$13,682,773	$(13,682,773)	$—
Accumulated deficit	$(8,683,738)	$(20,164,575)	$(28,848,313)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(33,847,686)	$(28,847,680)

Number of Ordinary shares Subject to possible redemption	21,915,395	3,384,605	25,300,000

Condensed Balance Sheet as of March 31, 2021 (Unaudited)
Class A Ordinary Shares subject to possible redemption	$224,115,742	$28,902,708	$253,018,450
Class A Ordinary Shares	$289	$(289)	$—
Additional paid-in capital	$8,731,605	$(8,731,605)	$—
Accumulated deficit	$(3,732,525)	$(20,170,814)	$(23,903,339)
Total Shareholders’ Equity (Deficit)	$5,000,002	$(28,902,708)	$(23,902,706)

Number of Ordinary shares Subject to possible redemption	22,409,940	2,890,060	25,300,000

Condensed Balance Sheet as of June 30, 2021 (Unaudited)
Class A Ordinary Shares subject to possible redemption	$222,285,859	$30,738,900	$253,024,759
Class A Ordinary Shares	$307	$(307)	$—
Additional paid-in capital	$10,561,470	$(10,561,470)	$—
Accumulated deficit	$(5,562,409)	$(20,177,123)	$(25,739,532)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(30,738,900)	$(25,738,899)

Number of Ordinary shares Subject to possible redemption	22,226,411	3,073,589	25,300,000

Condensed Statement of Operations for the Three Months ended September 30, 2020 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	$22,734,561	(2,934,561)	19,800,000
Basic and diluted net loss per ordinary share, Class A ordinary shares	—	(0.20)	(0.20)
Weighted average shares outstanding, Class B ordinary shares	$6,939,066	(777,109)	6,161,957
Basic and diluted net loss per ordinary share, Class B ordinary shares	(0.74)	0.54	(0.20)

Condensed Statement of Operations for the Period March 20, 2020 (Inception) to September 30, 2020 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	22,734,561	$(13,344,870)	9,389,691
Basic and diluted net loss per ordinary share, Class A ordinary shares	$—	$(0.35)	$(0.35)
Weighted average shares outstanding, Class B ordinary shares	6,939,066	$(1,631,721)	5,307,345
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.74)	$0.39	$(0.35)

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

	As Previously
	Reported	Adjustment	As Restated
Statement of Operations for the Period March 20, 2020 (Inception) to December 31, 2020
Weighted average shares outstanding, Class A ordinary shares	22,474,529	(7,966,837)	14,507,692
Basic and diluted net loss per ordinary share, Class A ordinary shares	$—	$(0.43)	$(0.43)
Weighted average shares outstanding, Class B ordinary shares	7,771,170	(2,136,467)	5,634,703
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(1.12)	$0.690	$(0.43)

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	21,915,395	3,384,605	25,300,000
Basic and diluted net loss per ordinary share, Class A ordinary shares	$—	$0.16	$0.16
Weighted average shares outstanding, Class B ordinary shares	9,709,605	(3,384,605)	6,325,000
Basic and diluted net loss per ordinary share, Class B ordinary shares	$0.51	$(0.35)	$0.16

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	22,409,940	2,890,060	25,300,000
Basic and diluted net loss per ordinary share, Class A ordinary shares	$—	$0.10	$0.10
Weighted average shares outstanding, Class B ordinary shares	9,215,060	(2,890,060)	6,325,000
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.20)	$0.30	$0.10

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	22,164,034	3,135,966	25,300,000
Basic and diluted net loss per ordinary share, Class A ordinary shares	$—	$(0.06)	$(0.06)
Weighted average shares outstanding, Class B ordinary shares	9,460,966	(3,135,966)	6,325,000
Basic and diluted net loss per ordinary share, Class B ordinary shares	$0.33	$(0.39)	$(0.06)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three months ended September 30, 2020 (Unaudited)
Sale of 25,300,000 Units, net of underwriting discounts, offering costs and warrant liability	$230,493,469	(230,493,469)	—
Class A ordinary shares subject to possible redemption	$222,715,383	(222,715,383)	—
Remeasurement of Class A ordinary share subject to redemption amount	$—	(22,512,364)	(22,512,364)
Total shareholders’ equity (deficit)	$5,000,002	$(30,290,450)	$(25,290,448)

Statement of Changes in Shareholders’ Equity (Deficit) for the Period March 20, 2020 (Inception) to December 31, 2020
Class A Ordinary shares subject to possible redemption	$219,164,525	(219,164,525)	—
Remeasurement of Class A ordinary share subject to redemption amount	$—	(22,518,742)	(22,518,742)
Total shareholders’ equity (deficit)	$5,000,006	(33,847,686)	(28,847,680)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months ended March 31, 2021 (Unaudited)
Class A Ordinary shares subject to possible redemption	$224,115,742	(224,115,742)	—
Remeasurement of Class A ordinary share subject to redemption amount	$—	(6,239)	(6,239)
Total shareholders’ equity (deficit)	$5,000,002	(28,902,708)	(23,902,706)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months ended June 30, 2021 (Unaudited)
Class A Ordinary shares subject to possible redemption	$222,285,859	(222,285,859)	—
Remeasurement of Class A ordinary share subject to redemption amount	$—	(6,309)	(6,309)
Total shareholders’ equity (deficit)	$5,000,001	(30,738,900)	(25,738,899)

Condensed Statement of Cash Flows for the Period March 20, 2020 (inception) to September 30, 2020 (Unaudited)
Change in value of Class A Ordinary Shares ordinary shares subject to possible redemption	$(4,630,227)	$4,630,227	$—
Remeasurement of Class A ordinary share subject to redemption amount	$—	22,512,364	22,512,364

Statement of Cash Flows for the Period March 20, 2020 (Inception) to December 31, 2020
Change in value of Class A Ordinary Shares ordinary shares subject to possible redemption	$(8,181,085)	$8,181,085	$—
Remeasurement of Class A ordinary share subject to redemption amount	$—	22,518,742	$22,518,742

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Change in value of Class A Ordinary Shares ordinary shares subject to possible redemption	$4,951,217	$(4,951,217)	$—
Remeasurement of Class A ordinary share subject to redemption amount	$—	$6,239	$6,239

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Change in value of Class A Ordinary Shares ordinary shares subject to possible redemption	$3,121,334	$(3,121,334)	$—
Remeasurement of Class A ordinary share subject to redemption amount	$—	$6,309	$6,309

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on July 1, 2021. The interim results for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which primarily invest in U.S. Treasury securities.

Offering Costs

The Company complies with the requirement of Accounting Standards Codification (ASC) 340-10-S99-1. Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to initial redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(8,475,500)
Class A ordinary shares issuance costs	(14,031,031)
$(22,506,531)
Plus:
Initial remeasurement of carrying value to redemption value	22,506,531
Subsequent remeasurement of carrying value to redemption value	12,211
Total remeasurement of carrying value to redemption value	$22,518,742

Class A ordinary shares subject to possible redemption, December 31, 2020	253,012,211
Plus:
Remeasurement of carrying value to redemption value	18,927
Class A ordinary shares subject to possible redemption, September 30, 2021	$253,031,138

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 19,710,000 Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$3,564,593	$891,148	$6,061,656	$1,515,414
Denominator:
Basic and diluted weighted average shares outstanding	25,300,000	6,325,000	25,300,000	6,325,000

Basic and diluted net income per ordinary share	$0.14	$0.14	$0.24	$0.24

			For the Period from March 20,
	Three Months Ended		2020 (Inception) Through
	September 30, 2020		September 30, 2020
	As Restated-See Note 2		As Restated-See Note 2
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(3,910,656)	$(1,217,035)	$(3,279,314)	$(1,853,570)
Denominator:
Basic and diluted weighted average shares outstanding	19,800,000	6,161,957	9,389,691	5,307,345

Basic and diluted net loss per ordinary share	$(0.20)	$(0.20)	$(0.35)	$(0.35)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on July 16, 2020, the Company will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 respectively in fees for these services. For the three months ended September 30, 2020, the Company incurred $25,000 in fees for these services. As of September 30, 2021 and December 31, 2020, there was $145,000 and $55,000, respectively, of such fees included within accounts payable and accrued expenses in the condensed balance sheets.

Advances – Related Party

The Sponsor advanced the Company an aggregate of $10,000 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. The outstanding advances of $10,000 were repaid in full on June 25, 2020.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Commitment Letter

On August 11, 2021, the Sponsor committed to provide the Company an aggregate of $150,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. At September 30, 2021 and through filing date of this Quarterly Report on Form 10-Q, no amount was drawn under this agreement.

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

Consulting Arrangements

The Company has arrangements with a consultant to provide services to the Company relating to market and industry analyses, assistance with due diligence, and financial modeling and valuation of a potential targets. The Company agreed to pay the service provider a fee of 6,600 BRL per month (approximately $1,200 per month). For the three and nine months ended September 30, 2021, the Company incurred and paid $4,096 and $11,744, respectively, of consulting fees.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, 25,300,000 Class A ordinary shares issued and outstanding were subject to possible redemption and reported as temporary equity.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 6,325,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law.

The Class B Shares will automatically convert into Class A ordinary shares on the first business day following the completion of the Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B Shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares) so that the number of Class A ordinary shares issuable upon conversion of all Class B Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the ordinary shares issued and outstanding upon completion of the Initial Public Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

NOTE 9. WARRANTS

As of September 30, 2021 and December 31, 2020, there were 12,650,000 Public Warrants outstanding, with each Public Warrant enabling the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

As of September 30,2021 and December 31, 2020, there were 7,060,000 Private Placement Warrants outstanding with each Private Placement Warrant exercisable for one Class A ordinary share at a price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$253,031,138	$253,012,211

Liabilities:
Warrant Liability – Public Warrants	1	$8,222,500	$13,535,500
Warrant Liability – Private Placement Warrants	3	$4,589,000	$7,554,200

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units on September 8, 2020, is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements:

	September 30,	December 31,
	2021	2020
Exercise price	$11.50	$11.50
Stock price	$9.84	$10.02
Volatility	13.9%	17.5%
Term	5.00	5.00
Risk-free rate	0.82%	0.35%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$7,554,200
Change in fair value	(2,965,200)
Fair value as of September 30, 2021	4,589,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 for the reporting periods ended September 30, 2021. Transfers from level 3 to level 1 amounted to $11,385,000 for the period ended September 30, 2020.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the SEC on July 1, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net income of $4,455,741, which consisted of a change in fair value of warrant liabilities of $4,603,900, interest income from the operating bank account of $21 and interest income on marketable securities held in the Trust Account of $6,379, partially offset by operating costs of $154,559.

For the nine months ended September 30, 2021, we had a net income of $7,577,070, which consisted of a change in fair value of warrant liabilities of $8,278,200, interest income from the operating bank account of $72, and interest income on marketable securities held in the Trust Account of $18,927, partially offset by operating costs of $720,129.

For the three months ended September 30, 2020, we had a net loss of $5,127,691, which consisted of a change in fair value of warrant liabilities of $4,533,300 and operating costs of $600,224, partially offset by interest income from the operating bank account of $5,833.

For the period from March 20, 2020 (inception) through September 30, 2020, we had a net loss of $5,132,884, which consisted of a change in fair value of warrant liabilities of $4,533,300 and operating costs of $605,417, partially offset by interest income from the operating bank account of $5,833.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $398,507. Net income of $7,577,070 was affected by interest expense on marketable securities of $18,927 and a change in fair value of warrant liabilities of $8,278,200. Changes in operating assets and liabilities provided $321,550 of cash from operating activities.

For the period from March 20, 2020 (inception) through September 30, 2020, net cash used in operating activities was $355,367. Net loss of $5,132,884 was affected by a change in fair value of warrant liabilities of $4,533,300 and transaction costs incurred in connection with the Initial Public Offering of $497,297, offset by interest expense on marketable securities of $5,833. Changes in operating assets and liabilities used $247,247 of cash from operating activities.

At September 30, 2021, we had marketable securities held in the Trust Account of $253,031,138. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had cash of $ 733,543 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As at September 30, 2021, there were no amount drawn.

On August 11, 2021, the Sponsor committed to provide the Company an aggregate of $150,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. At September 30, 2021 and through filing date of this Quarterly Report on Form 10-Q, no amount was drawn under this agreement.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation. For periods subsequent to the detachment of the Public Warrants from the Units on September 8, 2020, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the condensed balance sheets.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments resulting in imprecise accounting measurements, our controls were not effective.  As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the resulting restatement, management has implemented remediation steps to improve our internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans also include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on July 1, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on July 1, 2021.

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

*     Filed herewith.

**   Furnished.

(1)  Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2020.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPX CORP.

Date: November 18, 2021		/s/ Carlos Piani
	Name:	Carlos Piani
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)