Form 10-K/A
period 2020-12-31
HPX Corp.
filed 2021-12-22
CIK 1809353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of December 21, 2021, there were 25,300,000 Class A ordinary shares, $0.0001 par value per share, and 6,305,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

HPX CORP.

FORM 10-K/A (AMENDMENT NO. 2) FOR THE YEAR ENDED DECEMBER 31, 2020

i

EXPLANATORY NOTE

HPX Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A, filed on July 1, 2021 (“Amendment No. 1”), to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021 (the “Original Filing” and, together with Amendment No. 1, the “First Amended Filing” and, together with Amendment No. 2, this “Annual Report”).

Restatement Background

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “initial public offering”) on July 20, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the amended and restated memorandum and articles of association. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.

On November 18, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) audited balance sheet as of July 20, 2020 (the “Post IPO Balance Sheet”), as previously restated in the Amendment No. 1, (ii) Quarterly Report on Form 10-Q for the three months ended September 30, 2020 and for the period from March 20, 2020 (inception) through September 30, 2020, as previously restated in Amendment No. 1, (iii) audited financial statements as of December 31, 2020 and for the period from March 20, 2020 (inception) through December 31, 2020 (the “FY 2020 Financial Statements”), as previously restated in Amendment No. 1, (iv) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 6, 2021, and (v) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet and the FY 2020 Financial Statements are being restated in this Amendment No. 2 and the Q1 2021 Financial Statements and the Q2 2021 Financial Statements were restated in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 18, 2021.

The restatement does not have an impact on the Company’s cash position.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness was described in more detail in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 18, 2021.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A. Controls and Procedures

Part II, Item 15. Financial Statements and Supplementary Data

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

For the convenience of the reader, this Amendment No. 2 sets forth the Original Filing and the First Amended Filing in their entirety, as amended to reflect the restatements stated herein. Except as described above, no other information included in this Annual Report on Form 10-K of HPX Corp., as of and for the period ended December 31, 2020, as filed with the SEC in the Original Filing or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement or the Current Report on Form 8-K with which the Post IPO Balance Sheet was originally filed as an exhibit. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●our being a company with no operating history and no operating revenues;

●our ability to select an appropriate target business or businesses;

●our ability to complete our initial business combination;

●our expectations around the performance of a prospective target business or businesses;

●our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●our potential ability to obtain additional financing to complete our initial business combination;

●our pool of prospective target businesses and the Brazilian economy;

●our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

●the ability of our directors and officers to generate a number of potential business combination opportunities;

●our public securities’ potential liquidity and trading;

●the lack of a market for our securities;

●the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●the Trust Account not being subject to claims of third parties;

●our financial performance; and

●the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I.

References in this Annual Report to “we,” “us,” “our” or the “Company” are to HPX Corp., a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to HPX Capital Partners LLC, a Delaware limited liability company. References to our “initial shareholders” refer to our Sponsor and each of our independent directors.

Item 1.Business.

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

We believe our management team has significant experience:

•investing in, managing and operating companies across many industries, such as consumer goods, restaurants and infrastructure-related industries;

•attracting, selecting and retaining high-performing management teams with proven track records;

•developing and executing strategic and business plans to deliver value creation and operational efficiencies, enhancing the competitive position of companies;

•expanding companies and brands into global markets, through the development and adaptation of products and services to foreign markets and creation of required global support functions;

•implementing an optimized capital structure that enables companies to achieve their next phase of growth;

•accessing the capital markets across various business cycles, including local and international capital sources;

•managing public company governance, with our founders having served in key roles on numerous public company boards, both internationally and in Brazil; and

•operating and growing Brazilian businesses throughout changing macroeconomic, legal, tax and regulatory environments.

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

Initial Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to focus on target businesses that we believe:

•are leading players or high-quality assets within the Brazilian economy;

•are fundamentally sound with historically consistent operational performance and free cash flow generation but are underperforming their potential;

•exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace;

•are at an inflection point, such as requiring additional capital or expertise, where we believe we can drive improved financial performance;

•offer opportunities to enhance financial performance through organic initiatives and/or inorganic growth opportunities that we identify in our analysis and due diligence;

•have the potential to further improve their performance from our founders’ knowledge of the target’s industry, proven operational strategies, and past experiences in profitably and scaling businesses;

•have an international expansion plan as part of their overall growth strategy and can leverage our management team’s operational experience in global markets; and

•offer an attractive potential return for our shareholders, weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

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

Item 1.A.Risk Factors.

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

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross border transactions.

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

•restrictions on the nature of our investments; and

•restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•registration as an investment company with the SEC;

•adoption of a specific form of corporate structure; and

•reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial Business Combination. The issuance of additional ordinary shares or preference shares:

•may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

•could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

•may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and

•may not result in adjustment to the exercise price of our warrants.

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

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•our inability to pay dividends on our ordinary shares;

•using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Accordingly, the prospects for our success may be:

•solely dependent upon the performance of a single business, property or asset; or

•dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Unlike some blank check companies, if

(i)we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),

(ii)

the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and

(iii)

the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

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

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

•costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•rules and regulations regarding currency redemption;

•complex corporate withholding taxes on individuals;

•laws governing the manner in which future Business Combinations may be effected;

•tariffs and trade barriers;

•regulations related to customs and import/export matters;

•longer payment cycles;

•tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

•rates of inflation, price instability and interest rate fluctuations;

•liquidity of domestic capital and lending markets;

•challenges in collecting accounts receivable;

•cultural and language differences;

•employment regulations;

•energy shortages;

•crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

•deterioration of political relations with the United States;

•obligatory military service by personnel; and

•government appropriation of assets.

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

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;

•reduced liquidity for our securities;

•a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount of news and analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

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

General Risk Factors

Our warrants are accounted for as liabilities, the changes in value of our warrants could have a material effect on our financial results and we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments.

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

Following this issuance of the SEC Statement, on June 28, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “— Our warrants are accounted for as liabilities, the changes in value of our warrants could have a material effect on our financial results and we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

In addition, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2020. We have taken a number of measures to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Following the issuance of the SEC Statements, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from March 20, 2020 (inception) through December 31, 2020. See “— Our warrants are accounted for as liabilities, the changes in value of our warrants could have a material effect on our financial results and we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatements, the change in accounting for the warrants, the imprecise accounting for complex financial instruments and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Item 1.B.Unresolved Staff Comments.

None.

Item 2.Properties.

We currently maintain our executive offices at 1000 N. West Street, Suite 1200, Wilmington, Delaware 19801. The cost for this space is included in the $10,000 per month fee that we will pay our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.Mine Safety Disclosures.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $14.5 million (including deferred underwriting commissions of approximately $8.9 million). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $253.0 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Item 6.Selected Financial Data.

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Amendment No. 2 to the First Amended Filing of HPX Corp. (the “Company”) for the period ended December 31, 2020, we are restating (i) the Post IPO Balance Sheet, as previously restated in Amendment No. 1, and (ii) FY 2020 statements, as previously restated in Amendment No. 1.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on July 20, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the amended and restated memorandum and articles of association. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of our Company.

On November 18, 2021, the Audit Committee concluded, after discussion with the Company’s management, that our previously issued (i) Post IPO Balance Sheet, as previously restated in Amendment No. 1, (ii) Quarterly Report on Form 10-Q for the three months ended September 30, 2020 and for the period from March 20, 2020 (inception) through September 30, 2020, as previously restated in Amendment No. 1, (iii) FY 2020 Financial Statements, as previously restated in Amendment No. 1, (iv) Q1 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 6, 2021, and (v) Q2 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Post IPO Balance Sheet and the FY 2020 Financial Statements in this Amendment No. 2 and restated the Q1 2021 Financial Statements and the Q2 2021 Financial Statements in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 18, 2021.

The restatement does not have an impact on our cash position.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.

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

On August 11, 2021, the Sponsor committed to provide the Company an aggregate of $150,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. No amount was drawn under this agreement through the filing date of this Annual Report.

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

Class A Ordinary Shares Subject to Redemption (As Restated – See Note 2)

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

Net Loss Per Ordinary Share (As Restated – See Note 2)

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 19,710,000 Class A ordinary shares in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

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

Recent Developments

Item 7.A.Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8.Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A.Controls and Procedures.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment No.2, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report had not yet been identified.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9.B.Other Information.

None.

PART III.

Item 10.Directors, Executive Officer and Corporate Governance.

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•setting clear hiring policies for employees or former employees of the independent auditors;

•setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Marco Kheirallah, Marcos Peigo and Salete Pinheiro. Marco Kheirallah serves as chairman of the compensation committee.

We adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•reviewing our executive compensation policies and plans;

•implementing and administering our incentive compensation equity-based remuneration plans;

•assisting management in complying with our proxy statement and annual report disclosure requirements;

•approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•producing a report on executive compensation to be included in our annual proxy statement; and

•reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Marcos Peigo and Marco Kheirallah. Marcos Peigo serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•duty to not improperly fetter the exercise of future discretion;

•duty to exercise powers fairly as between different sections of shareholders;

•duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•duty to exercise independent judgment.

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

Potential investors should also be aware of the following potential conflicts of interest:

•None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors, Executive Officer and Corporate Governance.”

•Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial Business Combination within 24 months after the closing of the Initial Public Offering or during any Extension Period. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

•Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

•Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

•The conflicts described above may not be resolved in our favor.

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

Item 11.Executive Compensation.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 23, 2021 by:

•each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•each of our executive officers and directors; and

•all our executive officers and directors as a group.

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

Item 13.Certain Relationships And Related Party Transactions.

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

Item 14.Principal Accountant Fees and Services.

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

PART IV.

Item 15.Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment No. 2:

(1)	Financial Statements:

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

Restatement of the Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from March 20, 2020 (inception) through December 31, 2020 have been restated to correct certain misstatements.

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

Fort Lauderdale, FL

March 23, 2021, except for the effects of the restatements discussed in Note 2—Amendment No. 1 as to which the date is June 30, 2021, and Amendment No. 2, as to which the date is December 21, 2021.

HPX CORP.

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

ASSETS
Current Assets
Cash	$1,132,050
Prepaid expenses	259,147
Total Current Assets	1,391,197
Marketable securities held in Trust Account	253,012,211
Total Assets	$254,403,408
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$134,297
Accrued offering costs	159,880
Total Current Liabilities	294,177

Warranty liability	21,089,700
Deferred underwriting fee payable	8,855,000
Total Liabilities	30,238,877
Commitments
Class A ordinary shares subject to possible redemption, 25,300,000 shares at redemption value	253,012,211
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding	633
Additional paid-in capital	—
Accumulated deficit	(28,848,313)
Total Shareholders’ Deficit	(28,847,680)
Total Liabilities and Shareholders’ Deficit	$254,403,408

The accompanying notes are an integral part of the financial statements.

HPX CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

Operating costs	$314,723
Loss from operations	(314,723)
Other expense:
Change in fair value of warrant liabilities	(7,884,000)
Transaction costs allocable to warrants	(497,297)
Interest income – bank	71
Interest earned on marketable securities held in Trust Account	12,211
Other expense, net	(8,369,015)
Net loss	$(8,683,738)
Weighted average shares outstanding, Class A ordinary shares	14,507,692
Basic and diluted net loss per share, Class A ordinary shares	$(0.43)
Weighted average shares outstanding, Class B ordinary shares	5,634,703
Basic and diluted net loss per share, Class B ordinary shares	$(0.43)

The accompanying notes are an integral part of the financial statements.

HPX CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance – March 20, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share	—	—	1	—	—	—	—
Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—
Issuance of Class B ordinary shares to Sponsor	—	—	6,325,000	633	24,367	—	25,000
Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	2,329,800	—	2,329,800
Initial remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(2,354,167)	(20,152,364)	(22,506,531)
Subsequent remeasurement of Class A ordinary shares to redemption value – Trust interest						(12,211)	(12,211)
Net loss	—	—	—	—	—	(8,683,738)	(8,683,738)
Balance – December 31, 2020	—	$—	6,325,000	$633	$—	$(28,848,313)	$(28,847,680)

The accompanying notes are an integral part of the financial statements.

HPX CORP.

STATEMENT OF CASH FLOWS (AS RESTATED)

FOR THE PERIOD FROM MARCH 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

Cash Flows from Operating Activities:
Net loss	$(8,683,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	7,884,000
Transaction costs allocable to warrants	497,297
Interest earned on marketable securities held in Trust Account	(12,211)
Changes in operating assets and liabilities:
Prepaid expenses	(259,147)
Accounts payable and accrued expenses	134,297
Net cash used in operating activities	(439,502)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary share to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	247,940,000
Proceeds from sale of Private Placement Warrants	7,060,000
Advances from related party	10,000
Repayment of advances from related party	(10,000)
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(453,448)
Net cash provided by financing activities	254,571,552
Net Change in Cash	1,132,050
Cash – Beginning	—
Cash – Ending	$1,132,050
Non-Cash Investing and Financing Activities:
Initial remeasurement of Class A ordinary shares to redemption value	$22,506,531
Subsequent remeasurement of Class A ordinary shares to redemption value – Trust interest	$12,211
Deferred underwriting fee payable	$8,855,000
Offering costs included in accrued offering costs	$159,880

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

NOTE 2.  RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Amendment No. 1

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

The table below summarizes the effects of the above restatement (Amendment No. 1) on the financial statements for all periods being restated:

	As		As
	Previously		Restated on
	Reported on		Form 10-K/A
	Form 10-K	Adjustments	(Amendment No. 1)
Balance sheet as of July 20, 2020 (unaudited)
Warrant Liability	$—	$13,205,700	$13,205,700
Class A Ordinary Share Subject to Possible Redemption	240,551,310	(13,205,700)	227,345,610
Class A Ordinary Shares	124	133	257
Additional Paid-in Capital	5,004,605	497,164	5,501,769
Accumulated Deficit	(5,353)	(497,297)	(502,650)

Condensed Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$17,739,000	$17,739,000
Class A Ordinary Share Subject to Possible Redemption	240,454,383	(17,739,000)	222,715,383
Class A Ordinary Shares	126	177	303
Additional Paid-in Capital	5,101,530	(5,030,420)	10,131,950
(Accumulated Deficit) Retained Earnings	(102,287)	(5,030,597)	(5,132,884)

Balance sheet as of December 31, 2020
Warrant Liability	$—	$21,089,700	$21,089,700
Class A Ordinary Share Subject to Possible Redemption	240,254,225	(21,089,700)	219,164,525
Class A Ordinary Shares	128	210	338
Additional Paid-in Capital	5,301,686	8,381,087	13,682,773
Accumulated Deficit	(302,441)	(8,381,297)	(8,683,738)

Condensed Statement of Operations for the Three Months September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(4,533,300)	$(4,533,300)
Transaction costs allocable to warrants	—	(497,297)	(497,297)
Net loss	(97,094)	(5,030,597)	(5,127,691)
Weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	24,055,131	(1,320,570)	22,734,561
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Ordinary Shares	7,136,202	(197,136)	6,939,066
Basic and diluted net loss per share, Ordinary Shares	(0.01)	(0.73)	(0.74)

Condensed Statement of Operations for the Period from March 20, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(4,533,300)	$(4,533,300)
Transaction costs allocable to warrants	—	(497,297)	(497,297)
Net loss	(102,287)	(5,030,597)	(5,132,884)
Weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	24,055,131	(1,320,570)	22,734,561
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Ordinary Shares	6,395,746	543,320	6,939,066
Basic and diluted net loss per share, Ordinary Shares	(0.02)	(0.72)	(0.74)

Statement of Operations for the Period from March 20, 2020 (inception) to December 31, 2020
Change in fair value of warrant liabilities	$—	$(7,884,000)	$(7,884,000)
Transaction costs allocable to warrants	—	(497,297)	(497,297)
Net loss	(302,441)	(8,381,297)	(8,683,738)
Weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	24,049,383	(1,574,854)	22,474,529
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Ordinary Shares	6,803,844	967,236	7,771,170
Basic and diluted net loss per share, Ordinary Shares	(0.05)	(1.07)	(1.12)

Condensed Cash Flow Statement for the Period from March 20, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	$(102,287)	$(5,030,597)	$(5,132,884)
Change in fair value of warrant liabilities	—	4,533,300	4,533,300
Transaction costs allocable to warrants	—	497,297	497,297
Initial classification of Class A Ordinary Shares subject to possible redemption	240,551,310	(13,205,700)	227,345,610
Change in value of Class A Ordinary Shares subject to possible redemption	(96,927)	(4,533,300)	(4,630,227)

Cash Flow Statement for the Period from March 20, 2020 (inception) to December 31, 2020
Net loss	$(302,441)	$(8,381,297)	$(8,683,738)
Change in fair value of warrant liabilities	—	(7,884,000)	(7,884,000)
Transaction costs allocable to warrants	—	(497,297)	(497,297)
Initial classification of Class A Ordinary Shares subject to possible redemption	240,551,310	(13,205,700)	227,345,610
Change in value of Class A Ordinary Shares subject to possible redemption	(297,085)	(7,884,000)	(8,181,085)

Amendment No. 2

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 1, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company determined, at the closing of the Company’s Initial Public Offering, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize remeasurement from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on July 20, 2020 (the “Post-IPO Balance Sheet”), Quarterly Report on Form 10-Q for the period ended September 30, 2020 and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on July 1, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 were restated in the Company’s Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 18, 2021.

The Company’s accounting for certain class A ordinary shares subject to possible redemption as permanent equity did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

The table below summarizes the effects of the above restatement (Amendment No. 2) on the financial statements for all periods being restated:

	As Previously
	Restated on Form
	10/-K/A
Balance Sheet as of July 20, 2020 (unaudited)	Amendment No. 1	Adjustment	As Restated
Class A Ordinary Shares subject to possible redemption	$227,345,610	$25,654,390	$253,000,000
Class A Ordinary Shares	$257	$(257)	$—
Additional paid-in capital	$5,501,769	$(5,501,769)	$—
Accumulated deficit	$(502,650)	$(20,152,364)	$(20,655,014)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(25,654,390)	$(20,654,381)

Number of Ordinary shares subject to possible redemption	22,734,561	2,565,439	25,300,000

Condensed Balance Sheet as of September 30, 2020 (Unaudited)
Class A Ordinary Shares subject to possible redemption	$222,715,383	$30,290,450	$253,005,833
Class A Ordinary Shares	$303	$(303)	$—
Additional paid-in capital	$10,131,950	$(10,131,950)	$—
Accumulated deficit	$(5,132,884)	$(20,158,197)	$(25,291,081)
Total Shareholders’ Equity (Deficit)	$5,000,002	$(30,290,450)	$(25,290,448)

Number of Ordinary shares Subject to possible redemption	22,271,025	3,028,975	25,300,000

Balance Sheet as of December 31, 2020
Class A Ordinary Shares subject to possible redemption	$219,164,525	$33,847,686	$253,012,211
Class A Ordinary Shares	$338	$(338)	$—
Additional paid-in capital	$13,682,773	$(13,682,773)	$—
Accumulated deficit	$(8,683,738)	$(20,164,575)	$(28,848,313)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(33,847,686)	$(28,847,680)

Number of Ordinary shares Subject to possible redemption	21,915,395	3,384,605	25,300,000

Condensed Statement of Operations for the Three Months ended September 30, 2020 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	$22,734,561	(2,934,561)	19,800,000
Basic and diluted net loss per ordinary share, Class A ordinary shares	—	(0.20)	(0.20)
Weighted average shares outstanding, Class B ordinary shares	$6,939,066	(777,109)	6,161,957
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	(0.74)	0.54	(0.20)

Condensed Statement of Operations for the Period from March 20, 2020 (Inception) to September 30, 2020 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	22,734,561	$(13,344,870)	9,389,691
Basic and diluted net loss per ordinary share, Class A ordinary shares	$—	$(0.35)	$(0.35)
Weighted average shares outstanding, Class B ordinary shares	6,939,066	$(1,631,721)	5,307,345
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$(0.74)	$0.39	$(0.35)

Statement of Operations for the Period from March 20, 2020 (Inception) to December 31, 2020
Weighted average shares outstanding, Class A ordinary shares	22,474,529	(7,966,837)	14,507,692
Basic and diluted net loss per ordinary share, Class A ordinary shares	$—	$(0.43)	$(0.43)
Weighted average shares outstanding, Class B ordinary shares	7,771,170	(2,136,467)	5,634,703
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$(1.12)	$0.69	$(0.43)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three months ended September 30, 2020 (Unaudited)
Sale of 25,300,000 Units, net of underwriting discounts, offering costs and warrant liability	$230,493,469	(230,493,469)	—
Class A ordinary shares subject to possible redemption	$(222,715,383)	222,715,383	—
Initial remeasurement of Class A ordinary share subject to redemption amount	$—	$22,506,531	$22,506,531
Subsequent remeasurement of Class A ordinary share subject to redemption amount-Trust interest	—	$5,833	$5,833
Total shareholders’ equity (deficit)	$5,000,002	$(30,290,450)	$(25,290,448)

Statement of Changes in Shareholders’ Equity (Deficit) for the Period from March 20, 2020 (Inception) to December 31, 2020
Class A ordinary shares subject to possible redemption	$219,164,525	$(219,164,525)	—
Initial remeasurement of Class A ordinary share subject to redemption amount	$—	$22,506,531	$22,506,531
Subsequent remeasurement of Class A ordinary share subject to redemption amount-Trust interest	—	$12,211	$12,211
Total shareholders’ equity (deficit)	$5,000,006	(33,847,686)	(28,847,680)

Condensed Statement of Cash Flows for the Period from March 20, 2020 (inception) to September 30, 2020 (Unaudited)
Change in value of Class A ordinary Shares ordinary shares subject to possible redemption	$(4,630,227)	$4,630,227	$—
Initial remeasurement of Class A ordinary share subject to redemption amount	$—	$22,506,531	$22,506,531
Subsequent remeasurement of Class A ordinary share subject to redemption amount-Trust interest	$—	$5,833	$5,833

Statement of Cash Flows for the Period from March 20, 2020 (Inception) to December 31, 2020
Change in value of Class A ordinary Shares ordinary shares subject to possible redemption	$(8,181,085)	$8,181,085	$—
Initial remeasurement of Class A ordinary share subject to redemption amount	$—	$22,506,531	$22,506,531
Subsequent remeasurement of Class A ordinary share subject to redemption amount-Trust interest	$—	$12,211	$12,211

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

Class A Ordinary Shares Subject to Possible Redemption (As Restated – See Note 2)

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to initial redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit, as applicable.

At December 31, 2020, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(8,475,500)
Class A ordinary shares issuance costs	(14,031,031)

(22,506,531)
Plus:
Initial remeasurement of carrying value to redemption value	22,506,531
Subsequent remeasurement of carrying value to redemption value - Trust interest	12,211
Total remeasurement of carrying value to redemption value	22,518,742

Class A ordinary shares subject to possible redemption, December 31, 2020	$253,012,211

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

Net Loss Per Ordinary Share (As Restated – See Note 2)

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 19,710,000 Class A ordinary shares in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

	March 20, 2020 (Inception)
	Through
	December 31, 2020
	As Restated-See Note 2
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(6,254,519)	$(2,429,219)
Denominator:
Basic and diluted weighted average shares outstanding	14,507,692	5,634,703
Basic and diluted net loss per ordinary share	$(0.43)	$(0.43)

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

NOTE 8. SHAREHOLDERS’ DEFICIT

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

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 0 Class A ordinary shares issued and outstanding, excluding 25,300,000 (As Restated – See Note 2) Class A ordinary shares subject to possible redemption.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2020
Assets:
Cash and marketable securities held in Trust Account	1	$253,012,211

Liabilities:
Warrant Liability - Public Warrants	1	13,535,500
Warrant Liability - Private Placement Warrants	3	7,554,200

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the consolidated statement of operations.

The Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date.

The estimated fair value of the Warrants was determined based upon the following significant inputs:

	July 20, 2020
	(Initial	December
	Measurement)	31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.66	$10.02
Volatility	13.9%	17.5%
Term	5.00	5.00
Risk-free rate	0.32%	0.35%
Dividend yield	0.0%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of March 20, 2020 (inception)	$—	$—	$—
Initial measurement on July 20, 2020 (Initial Public Offering)	4,730,200	8,475,500	13,205,700
Change in fair value	2,824,000	2,909,500	5,733,500
Transfers out of Level 3	—	(11,385,000)	(11,385,000)
Fair value as of December 31, 2020	$7,554,200	$—	$7,554,200

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

Item 16.Form 10-K/A Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPX CORP.

Date: December 21, 2021	/s/ Carlos Piani
	By:	Carlos Piani
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Carlos Piani
Name:	Carlos Piani
Title:	Chief Executive Officer and Chief Financial Officer and Director
Date:	December 21, 2021

/s/ Bernardo Hees
Name:	Bernardo Hees
Title:	Co-Chairman of the Board of Directors
Date:	December 21, 2021

/s/ Rodrigo Xavier
Name:	Rodrigo Xavier
Title:	Co-Chairman of the Board of Directors
Date:	December 21, 2021

/s/ Marcos Peigo
Name:	Marcos Peigo
Title:	Director
Date:	December 21, 2021

/s/ Marco Kheirallah
Name:	Marco Kheirallah
Title:	Director
Date:	December 21, 2021

/s/ Salete Pinheiro
Name:	Salete Pinheiro
Title:	Director
Date:	December 21, 2021