Form 10-Q
period 2022-06-30
HPX Corp.
filed 2022-08-15
CIK 1809353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 25,300,000 Class A ordinary shares, $0.0001 par value per share, and 6,305,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

HPX CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

HPX CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$778,575	$549,792
Prepaid expenses	57,576	99,402
Total Current Assets	836,151	649,194

Marketable securities held in Trust Account	253,381,468	253,037,516
TOTAL ASSETS	$254,217,619	$253,686,710

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$682,464	$555,895
Accrued offering costs	159,880	159,880
Promissory note – related party	700,000	—
Total Current Liabilities	1,542,344	715,775

Deferred legal fees	3,092,479	—
Warrant liabilities	1,574,829	10,556,676
Deferred underwriting fee payable	8,855,000	8,855,000
Total Liabilities	15,064,652	20,127,451

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; 25,300,000 shares at redemption value as of June 30, 2022 and December 31, 2021	253,381,468	253,037,516

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 25,300,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,305,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	631	631
Accumulated deficit	(14,229,132)	(19,478,888)
Total Shareholders’ Deficit	(14,228,501)	(19,478,257)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$254,217,619	$253,686,710

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating and formation costs	$2,440,653	$385,917	$3,732,091	$565,570
Loss from operations	(2,440,653)	(385,917)	(3,732,091)	(565,570)

Other income (expense):
Change in fair value of warrant liabilities	2,006,478	(1,450,300)	8,981,847	3,674,300
Interest income from operating bank account	—	24	—	51
Earnings on marketable securities held in Trust Account	321,395	6,309	343,952	12,548
Total other income (expense), net	2,327,873	(1,443,967)	9,325,799	3,686,899

Net (loss) income	$(112,780)	$(1,829,884)	$5,593,708	$3,121,329

Weighted average shares outstanding, Class A ordinary shares	25,300,000	25,300,000	25,300,000	25,300,000

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.00)	$(0.06)	$0.18	$0.10

Weighted average shares outstanding, Class B ordinary shares	6,305,000	6,325,000	6,305,000	6,325,000

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.00)	$(0.06)	$0.18	$0.10

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B
	Ordinary Shares		Ordinary Shares				Total
					Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,305,000	$631	$—	$(19,478,888)	$(19,478,257)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	37,516	37,516

Net income	—	—	—	—	—	5,706,488	5,706,488

Balance – March 31, 2022	—	—	6,305,000	631	—	(13,734,884)	(13,734,253)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(381,468)	(381,468)

Net loss	—	—	—	—	—	(112,780)	(112,780)

Balance – June 30, 2022	—	$—	6,305,000	$631	$—	$(14,229,132)	$(14,228,501)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B
	Ordinary Shares		Ordinary Shares				Total
					Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	6,325,000	$633	$—	$(28,848,313)	$(28,847,680)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(6,239)	(6,239)

Cancellation of Class B ordinary shares			(20,000)	(2)	—	2	—

Net income	—	—	—	—	—	4,951,213	4,951,213

Balance – March 31, 2021	—	—	6,305,000	631	—	(23,903,337)	(23,902,706)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(6,309)	(6,309)

Net loss	—	—	—	—	—	(1,829,884)	(1,829,884)

Balance – June 30, 2021	—	$—	6,305,000	$631	$—	$(25,739,530)	$(25,738,899)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,593,708	$3,121,329
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,981,847)	(3,674,300)
Earnings on marketable securities held in Trust Account	(343,952)	(12,548)
Changes in operating assets and liabilities:
Prepaid expenses	41,826	50,606
Accounts payable and accrued expenses	126,569	302,237
Deferred legal fees	3,092,479	—
Net cash used in operating activities	(471,217)	(212,676)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	700,000	—
Net cash provided by financing activities	700,000	—

Net Change in Cash	228,783	(212,676)
Cash – Beginning of period	549,792	1,132,050
Cash – End of period	$778,575	$919,374

Non-Cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$343,952	$6,309

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of earnings from the marketable securities held in the Trust Account (as defined below).

Recent Developments

Proposed Business Combination

As previously reported in our current report on Form 8-K filed with the SEC on July 7, 2022, on July 5, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among Ambipar Emergency Response, an exempted company incorporated with limited liability in the Cayman Islands (“New PubCo”), Ambipar Merger Sub, an exempted company incorporated with limited liability in the Cayman Islands (“Merger Sub”), Emergência Participações S.A., a corporation (sociedade anônima) organized under the laws of Brazil (“Emergencia”), Ambipar Participações e Empreendimentos S.A., a corporation (sociedade anônima) organized under the laws of Brazil (“Ambipar”), and the Company  (the “Proposed Business Combination”). Emergencia is a leading environmental and industrial service provider with a diversified client base in logistics, chemical, oil and gas, mining and industrial sectors in Brazil and globally (see Note 10).

The Company’s board of directors (i) unanimously approved the Business Combination Agreement, the Mergers and the Transaction Agreements (as defined in the Business Combination Agreement) and (ii) unanimously determined to recommend that the shareholders of the Company vote to approve the SPAC Shareholder Matters (as defined in the Business Combination Agreement) and such other actions as contemplated by the Business Combination Agreement (see Note 10).

The Company is focused on consummating the agreements entered into in connection to the Business Combination Agreement by submitting the Proposed Business Combination to the Company’s shareholders for their consideration. The Company intends to file a registration statement on Form F-4 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) which will include preliminary and definitive proxy statements to be distributed to the Company’s shareholders in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the Proposed Business Combination and other matters as described in the Registration Statement, as well as the prospectus relating to the offer of the securities to be issued in connection with the completion of the Proposed Business Combination.

After the Registration Statement has been filed and declared effective, the Company will mail a definitive proxy statement and other relevant documents to its shareholders as of the record date established for voting on the Proposed Business Combination. The Company’s shareholders and other interested persons are advised to read, once available, the preliminary proxy statement/prospectus and any amendments thereto and, once available, the definitive proxy statement/prospectus, in connection with the Company’s solicitation of proxies for its special meeting of shareholders to be held to approve, among other things, the Proposed Business Combination, because these documents will contain important information about the Company, Emergencia, and the Proposed Business Combination. Shareholders may also obtain a copy of the preliminary or definitive proxy statement, once available, as well as other documents filed with the SEC regarding the Proposed Business Combination and other documents filed with the SEC by the Company, without charge, at the SEC’s website located at www.sec.gov or by directing a request to: HPX Corp., 1000 N. West Street, Suite 1200, Wilmington, Delaware 19801.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

For further information, please see our current report on Form 8-K filed with the SEC on July 7, 2022 and Note 10 of these notes to the condensed financial statements included in this quarterly report on Form 10-Q (the “Quarterly Report”).

Combination Period Extension

As previously reported in our current report on Form 8-K filed with the SEC on July 14, 2022, on July 14, 2022, in connection with its Extraordinary General Meeting held on July 14, 2022 (the “Extraordinary General Meeting”), the Company’s shareholders approved: (1) a special resolution to amend the Amended and Restated Memorandum and Articles of Association of the Company (the “Extension Amendment”) to extend the date by which the Company must (a) consummate a Business Combination, (b) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (c) redeem all of the Company’s Class A ordinary shares included as part of the units sold in the Company’s Initial Public Offering from July 20, 2022 to November 20, 2022; and (2) the proposal to extend the date on which Continental Stock Transfer & Trust Company (the “Trustee”) must liquidate the trust account established in connection with the Company’s Initial Public Offering if the Company has not completed its initial Business Combination from July 20, 2022 to November 20, 2022 (the “Trust Amendment” and, together with the Extension Amendment, the “Combination Period Extension”) (see Note 10).

For further information, please see our current report on Form 8-K as filed with the SEC on July 14, 2022 and Note 10 of these notes to the condensed financial statements included in this Quarterly Report.

Redemption of Class A Ordinary Shares

As previously reported in our current report on Form 8-K filed with the SEC on July 14, 2022, on July 14, 2022, in connection with the vote to approve the Combination Period Extension, the holders of 19,472,483 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.018 per share, for an aggregate redemption amount of approximately $195.1 million, which included approximately $0.4 million of Trust Account earnings, leaving approximately $58.4 million in the Trust Account. As of June 30, 2022, the redemption amount is not required to be classified as a liability as the event occurred subsequent to that date.

For further information, please see our current report on Form 8-K as filed with the SEC on July 14, 2022 and Note 10 of these notes to the condensed financial statements included in this Quarterly Report.

Company’s Initial Public Offering and Search for a Target

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The New York Stock Exchange rules require that a Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination, including the Proposed Business Combination.

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a shareholder meeting called to approve a Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share) as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any. The per-share amount to be distributed to the Public Shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets, after payment of the deferred underwriting commission, of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and any other holders of the Company’s Class B ordinary shares prior to the Initial Public Offering (the “initial shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, subject to the immediately succeeding paragraph, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than 15% of the Public Shares without the Company’s prior written consent.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company initially had until July 20, 2022 to consummate a Business Combination. However, pursuant to the Combination Period Extension mentioned above, the Company now will have until November 20, 2022 to consummate a Business Combination (the “Combination Period”) (see Note 10). However, if the Company has not completed a Business Combination, including the Proposed Business Combination, within the Combination Period, as may be extended from time to time by the Company as a result of a shareholder vote to amend its Amended and Restated Memorandum and Articles of Association (the “Extension Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Founder Shares or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period or any Extension Period.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result, various nations, including the United States, have imposed economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and the related sanctions on the world economy, and the specific impacts on the Company’s financial position, results of operations and its ability to identify and complete an initial business combination are not determinable as of the date of these condensed financial statements.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Liquidity

As of June 30, 2022, the Company had $778,575 in its operating bank accounts, $253,381,468 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares (see Note 10 for redemptions made in July 2022) in connection therewith and a working capital deficit of $706,193 (which includes a liability for the $700,000 borrowing as described below).

As discussed in Note 5, on June 24, 2022, the Company entered into promissory notes with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $905,000 (the “Working Capital Note”). As of June 30, 2022 and December 31, 2021, there were $700,000 and $0 outstanding under the Working Capital Note, respectively.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for another extension of the deadline or complete a Business Combination by November 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension, however, it is uncertain whether the Company will be able to do so. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 14, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements included in the Form 10-K. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the Private Placement Warrants as of June 30, 2022 and December 31, 2021. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

As of June 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Subsequent to the initial measurement upon the closing of the Initial Public Offering, the Company recognizes changes in the redemption value that result from earnings on marketable securities held in Trust Account that have not been withdrawn to pay taxes. As of June 30, 2022, the Company has not incurred any taxes or permitted expenses that could be withdrawn from the Trust Account.

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$253,000,000
Less:
Proceeds allocated to Public Warrants	(8,475,500)
Class A ordinary shares issuance costs	(14,031,031)
Plus:
Initial remeasurement of carrying value to redemption value	22,506,531
Subsequent remeasurement of carrying value to redemption value	12,211
Total remeasurement of carrying value to redemption value	22,518,742
Class A ordinary shares subject to possible redemption, December 31, 2021	253,037,516
Remeasurement of carrying value to redemption value	(343,952)
Class A ordinary shares subject to possible redemption, June 30, 2022	$253,381,468

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

During the six months ended June 30, 2022, the Company increased the carrying value of Class A ordinary shares for earnings on marketable securities held in Trust Account by $343,952. See Notes 1 and 10 for redemptions in connection with the July 14, 2022 vote to approve the Combination Period Extension.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from (loss) income per ordinary share as the redemption value approximates fair value.

The calculation of diluted (loss) income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 19,710,000 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except share amounts):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(90,281)	$(22,499)	$(1,463,907)	$(365,977)	$4,474,966	$1,118,742	$2,497,063	$624,266
Denominator:
Basic and diluted weighted average shares outstanding	25,300,000	6,305,000	25,300,000	6,325,000	25,300,000	6,305,000	25,300,000	6,325,000
Basic and diluted net (loss) income per ordinary share	$(0.00)	$(0.00)	$(0.06)	$(0.06)	$0.18	$0.18	$0.10	$0.10

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, ”Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

JUNE 30, 2022

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on July 16, 2020, the Company will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000, respectively, in fees for these services. At June 30, 2022 and December 31, 2021, $235,000 and $175,000 are included in accrued expenses for these services, respectively.

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

On June 24, 2022, the Company entered into promissory notes with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $905,000 (the “Working Capital Note”). The Working Capital Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account; however, no proceeds from the Trust Account may be used for such repayment. The Working Capital Note is not convertible. As of June 30, 2022 and December 31, 2021, there were $700,000 and $0 outstanding under the Working Capital Note, respectively.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Consulting Arrangements

The Company has arrangements with a consultant to provide services to the Company relating to market and industry analyses, assistance with due diligence, and financial modeling and valuation of potential targets. The Company agreed to pay the service provider a fee of 6,600 BRL per month (approximately $1,200 per month). For the six months ended June 30, 2022, the Company incurred $8,803 of consulting fees, of which $1,400 is included within accounts payable and accrued expenses in the condensed balance sheet as of June 30, 2022. For the six months ended June 30, 2021, the Company incurred and paid $7,811 of consulting fees.

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

The RSUs to be granted by the Company are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The RSUs to be granted are subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022 and December 31, 2021, the Company did not have a shareholder approved equity plan and also determined that a Business Combination is not considered probable, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of RSUs times the grant date fair value per share (unless subsequently modified).

Contingent Fee Arrangement

On June 27, 2022, the Company entered into an agreement with a vendor to provide advisory services in connection with a potential Business Combination. The agreement calls for the Company to pay a fee of $2,000,000 upon the closing of a business combination. If the Business Combination is not consummated for any reason, no fee is payable under this agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, 25,300,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and reported as temporary equity.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 6,305,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares) so that the number of Class A ordinary shares issuable upon conversion of all Class B Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the ordinary shares issued and outstanding upon completion of the Initial Public Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination: provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis.

NOTE 8. WARRANTS

As of June 30, 2022 and December 31, 2021, there were 12,650,000 Public Warrants outstanding, with each Public Warrant enabling the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use it commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a Public Warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

JUNE 30, 2022

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

As of June 30, 2022 and December 31, 2021, there were 7,060,000 Private Placement Warrants outstanding with each Private Placement Warrant exercisable for one Class A ordinary share at a price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,		June 30,
Description	Level	2021	Level	2022
Assets:
Marketable securities held in Trust Account	1	$253,037,516	1	$253,381,468

Liabilities:
Warrant Liability – Public Warrants	1	$6,775,340	1	$1,010,735
Warrant Liability – Private Placement Warrants	3	$3,781,336	2	$564,094

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

The Private Placement Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. Beginning on March 31, 2022 and as of June 30, 2022, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value measurements for the Private Placement Warrants.

December 31,
2021
Exercise price	$11.50
Share price	$9.87
Volatility	12.3%
Term	5.00
Risk-free rate	1.10%
Dividend yield	0.00

The following table presents the changes in the fair value of Level 3 warrant liabilities as of June 30, 2022 and December 31, 2021:

Private
Placement
Fair value as of December 31, 2021	$3,781,336
Change in fair value	(2,498,534)
Transfer to Level 2	(1,282,802)
Fair value as of June 30, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 for the year ended December 31, 2021. Transfers from Level 3 to Level 2 amounted to $1,282,802 for the six months ended June 30, 2022. There were no transfers in or out of Level 2 for the three months ended June 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than outlined below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Proposed Business Combination

As previously reported in our current report on Form 8-K filed with the SEC on July 7, 2022, on July 5, 2022, the Company entered into the Business Combination Agreement by and among New PubCo, Merger Sub, Emergencia, Ambipar, and the Company. Emergencia is a leading environmental and industrial service provider with a diversified client base in logistics, chemical, oil and gas, mining and industrial sectors in Brazil and globally.

Pursuant to the Business Combination Agreement, the parties have agreed that, on the terms and subject to the conditions set forth in the Business Combination Agreement, (i) at least one business day before the Closing (as defined in the Business Combination Agreement), Ambipar will contribute all of the issued and outstanding equity of Emergencia into Merger Sub in exchange for ordinary shares of Merger Sub and (ii) on the Closing Date (as defined in the Business Combination Agreement), substantially concurrently with the closing of the PIPE Financing, and the Ambipar Financing, and in any case prior to the Second Merger (as defined below), (A) the Company shall be merged with and into New PubCo (the “First Merger”), with New PubCo as the surviving entity, and (B) immediately following the First Merger, Merger Sub shall be merged with and into New PubCo (the “Second Merger”), with New PubCo as the surviving entity.

Concurrently with the execution and delivery of the Business Combination Agreement, (i) certain investors and Opportunity Agro Fundo de Investimento em Participações Multiestratégia Investimento no Exterior (the “PIPE Investors”) entered into share subscription agreements pursuant to which the PIPE Investors committed to subscribe for and purchase 11,150,000 New PubCo Class A Ordinary Shares (at $10.00 per share) (the “PIPE Financing”); and (ii) Ambipar entered into a share subscription agreement, pursuant to which

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Ambipar committed to subscribe for and purchase 5,050,000 New PubCo Class B Ordinary Shares (at $10.00 per share) (the “Ambipar PIPE Financing”).

For further information, please see our current report on Form 8-K filed with the SEC on July 7, 2022 and Note 1 of these notes to the condensed financial statements included this Quarterly Report.

Combination Period Extension

As previously reported in our current report on Form 8-K as filed with the SEC on July 14, 2022, on July 14, 2022, in connection with the Extraordinary General Meeting, the Company’s shareholders approved the Combination Period Extension. As a result, on July 14, 2022, the Company (i) amended the Amended and Restated Memorandum and Articles of Association of the Company to extend the date before which the Company must complete a Business Combination from July 20, 2022 to November 20, 2022 and (ii) entered into Amendment No. 1 to the Investment Management Trust Agreement, dated as of July 14, 2020, with the Trustee to extend the date on which the Trustee must liquidate the Trust Account established in connection with the Company’s Initial Public Offering if the Company has not completed its initial Business Combination from July 20, 2022 to November 20, 2022.

For further information, please see our current report on Form 8-K as filed with the SEC on July 14, 2022 and Note 1 of these notes to the condensed financial statements included in this Quarterly Report.

Redemption of Class A Ordinary Shares

As previously reported in our current report on Form 8-K as filed with the SEC on July 14, 2022, on July 14, 2022, in connection with the vote to approve the Combination Period Extension, the holders of 19,472,483 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.018 per share, for an aggregate redemption amount of approximately $195.1 million, which included approximately $0.4 million of Trust Account earnings, leaving approximately $58.4 million in the Trust Account. As of June 30, 2022, the redemption amount is not required to be classified as a liability as the event occurred subsequent to that date.

For further information, please see our current report on Form 8-K as filed with the SEC on July 14, 2022 and Note 1 of these notes to the condensed financial statements included in this Quarterly Report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report to “we,” “us” or the “Company” refer to HPX Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to HPX Capital Partners LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s (i) Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 14, 2022, (ii) quarterly report on Form 10-Q for the period ended March 31, 2022 filed with the SEC on May 19, 2022 and (iii) our proxy statement on Schedule 14A for the Extraordinary General Meeting held on July 1, 2022, except as disclosed below. This Quarterly Report does not include risk factors specifically related to the Proposed Business Combination. During the third quarter of 2022, the Company expects to file a Registration Statement with the SEC that will include a proxy statement/prospectus on Form F-4 including risk factors specific to the Proposed Business Combination, as well as in other documents filed by the Company from time to time with the SEC and as otherwise provided for in Item 1A herein. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on March 20, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as a “Business Combination.” We intend to effectuate a Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Proposed Business Combination

As previously reported in our current report on Form 8-K filed with the SEC on July 7, 2022, on July 5, 2022, the Company entered into the Proposed Business Combination pursuant to the Business Combination Agreement, by and among the Company, New PubCo, Merger Sub, Ambipar, and Emergencia. Emergencia is a leading environmental and industrial service provider with a diversified client base in logistics, chemical, oil and gas, mining and industrial sectors in Brazil and globally.

For further information, please see our current report on Form 8-K as filed with the SEC on July 7, 2022 and Notes 1 and 10 of the notes to the condensed financial statements included in this Quarterly Report.

Combination Period Extension

As previously reported in our current report on Form 8-K filed with the SEC on July 14, 2022, on July 14, 2022, in connection with the Extraordinary General Meeting, the Company’s shareholders approved the Combination Period Extension.

For further information, please see our current report on Form 8-K as filed with the SEC on July 14, 2022 and Notes 1 and 10 of these notes to the condensed financial statements included in this Quarterly Report.

Redemption of Class A Ordinary Shares

As previously reported in our current report on Form 8-K as filed with the SEC on July 14, 2022, on July 14, 2022, in connection with the vote to approve the Combination Period Extension, the holders of 19,472,483 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.018 per share, for an aggregate redemption amount of approximately $195.1 million, which included approximately $0.4 million of Trust Account earnings, leaving approximately $58.4 million in the Trust Account. As of June 30, 2022, the redemption amount is not required to be classified as a liability as the event occurred subsequent to that date.

For further information, please see our current report on Form 8-K as filed with the SEC on July 14, 2022 and Notes 1 and 10 of these notes to the condensed financial statements on this Quarterly Report.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, the search for a target company for a Business Combination. On July 5, 2022, the Company entered into the Business Combination Agreement. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Upon the signing of the Business Combination Agreement, the Company will focus on ensuring that the transaction is consummated. We generate non-operating income in the form of earnings on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net loss of $112,780, which consisted of operating and formation costs of $2,440,653, partially offset by the change in fair value of warrant liabilities of $2,006,478 and earnings on marketable securities held in the Trust Account of $321,395.

For the six months ended June 30, 2022, we had a net income of $5,593,708, which consisted of a change in fair value of warrant liabilities of $8,981,847 and earnings on marketable securities held in the Trust Account of $343,952, partially offset by operating and formation costs of $3,732,091.

For the three months ended June 30, 2021, we had a net loss of $1,829,884, which consisted of operating and formation costs of $385,917 and a change in fair value of warrant liabilities of $1,450,300, offset by interest income from the operating bank account of $24 and earnings on marketable securities held in the Trust Account of $6,309.

For the six months ended June 30, 2021, we had a net income of $3,121,329, which consisted of a change in fair value of warrant liabilities of $3,674,300, interest income from the operating bank account of $51, and earnings on marketable securities held in the Trust Account of $12,548, partially offset by operating and formation costs of $565,570.

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

For the six months ended June 30, 2022, net cash used in operating activities was $471,217. Net income of $5,593,708 was affected by earnings marketable securities of $343,952 and a change in fair value of warrant liabilities of $8,981,847. Changes in operating assets and liabilities provided $3,260,874 of cash from operating activities.

For the six months ended June 30, 2022, net cash from financing activities was $700,000. As discussed in Note 5, the company drew down on the Working Capital Note in the amount of $700,000.

For the six months ended June 30, 2021, net cash used in operating activities was $212,676. Net income of $3,121,329 was affected by earnings on marketable securities of $12,548 and a change in fair value of warrant liabilities of $3,674,300. Changes in operating assets and liabilities provided $352,843 of cash from operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $253,381,468. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account, which income shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw income earned from the Trust Account to pay taxes, if any. Through June 30, 2022, we have not withdrawn any income from the Trust Account. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account after any redemptions will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $778,575 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

On June 24, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $905,000 (the “Working Capital Note”). The Working Capital Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, all amounts loaned to the Company in connection with the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account; however, no proceeds from the Trust Account may be used for such repayment. As of June 30, 2022 and December 31, 2021, there were $700,000 and $0 outstanding under the Working Capital Note, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for another extension of the deadline or complete a Business Combination by November 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension, however, it is uncertain whether the Company will be able to do so. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company’s Critical Accounting Policies are included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 14, 2022. There have been no changes in the Critical Accounting Policies described in our Form 10-K through the date of this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended June 30, 2022, covered by this Quarterly Report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in (i) our Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on April 14, 2022, (ii) our quarterly report on Form 10-Q for the period ended March 31, 2022 as filed with the SEC on May 19, 2022, and (iii) our proxy statement on Schedule 14A for the Extraordinary General Meeting as filed with the SEC on July 1, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in (i) our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 14, 2022, (ii) our quarterly report on Form 10-Q for the period ended March 31, 2022 as filed with the SEC on May 19, 2022, and (iii) our proxy statement on Schedule 14A for the Extraordinary General Meeting held on July 1, 2022. We also may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For instance, this Quarterly Report does not include risk factors specifically related to the Proposed Business Combination. During the third quarter of 2022, the Company expects to file a Registration Statement with the SEC that will include a proxy statement/prospectus on Form F-4 including risk factors specific to the Proposed Business Combination, as well as in other documents filed by the Company from time to time with the SEC and as otherwise provided for in Item 1A herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Registrant.
10.1(2)	Promissory Note dated June 24, 2022.
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2020.
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPX CORP.

Date: August 15, 2022		/s/ Carlos Piani
	Name:	Carlos Piani
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)