Form 10-Q
period 2022-09-30
HPX Corp.
filed 2022-12-02
CIK 1809353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	HPX.U	NYSE American LLC
Class A ordinary shares, par value $0.0001 per share	HPX	NYSE American LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	HPX WS	NYSE American LLC

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

As of December 1, 2022, there were 2,176,544 Class A ordinary shares, $0.0001 par value per share, and 6,305,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

HPX CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

HPX CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$218,475	$549,792
Prepaid expenses	140,767	99,402
Total Current Assets	359,242	649,194

Cash held in Trust Account	58,650,422	—
Marketable securities held in Trust Account	—	253,037,516
TOTAL ASSETS	$59,009,664	$253,686,710

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$588,986	$555,895
Accrued offering costs	159,880	159,880
Promissory note – related party	700,000	—
Total Current Liabilities	1,448,866	715,775

Deferred legal fees	4,304,833	—
Warrant liabilities	4,730,400	10,556,676
PIPE derivative liability	3,109,245	—
Deferred underwriting fee payable	—	8,855,000
Total Liabilities	13,593,344	20,127,451

Commitments and Contingencies (Note 6)

Shares Subject to Possible Redemption
Class A ordinary shares subject to possible redemption; 5,827,517 and 25,300,000 shares at redemption value as of September 30, 2022 and December 31, 2021, respectively	58,650,422	253,037,516

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 5,827,517 and 25,300,000 shares subject to possible redemption as of September 30, 2022 and December 31, 2021, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,305,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	631	631
Additional paid-in capital	5,009,691	—
Accumulated deficit	(18,244,424)	(19,478,888)
Total Shareholders’ Deficit	(13,234,102)	(19,478,257)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$59,009,664	$253,686,710

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating and formation costs	$1,595,785	$154,559	$5,327,876	$720,129
Loss from operations	(1,595,785)	(154,559)	(5,327,876)	(720,129)

Other income (expense):
Change in fair value of warrant liabilities	(3,155,571)	4,603,900	5,826,276	8,278,200
Change in fair value of PIPE derivative liability	89,022	—	89,022	—
Interest income from operating bank account	—	21	—	72
Interest income on cash and marketable securities held in Trust Account	350,399	6,379	694,351	18,927
Other income	296,643	—	296,643	—
Total other (expense) income, net	(2,419,507)	4,610,300	6,906,292	8,297,199

Net (loss) income	$(4,015,292)	$4,455,741	$1,578,416	$7,577,070

Weighted average shares outstanding, Class A ordinary shares	8,790,721	25,300,000	19,736,433	25,300,000

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.27)	$0.14	$0.06	$0.24

Weighted average shares outstanding, Class B ordinary shares	6,305,000	6,325,000	6,305,000	6,305,055

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.27)	$0.14	$0.06	$0.24

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B
	Ordinary Shares		Ordinary Shares				Total
					Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,305,000	$631	$—	$(19,478,888)	$(19,478,257)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	37,516	37,516

Net income	—	—	—	—	—	5,706,488	5,706,488

Balance – March 31, 2022	—	—	6,305,000	631	—	(13,734,884)	(13,734,253)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(381,468)	(381,468)

Net loss	—	—	—	—	—	(112,780)	(112,780)

Balance – June 30, 2022	—	—	6,305,000	631	—	(14,229,132)	(14,228,501)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(350,399)	—	(350,399)

Waived deferred underwriting fee payable	—	—	—	—	8,558,357	—	8,558,357

Initial measurement of PIPE derivative liability	—	—	—	—	(3,198,267)	—	(3,198,267)

Net loss	—	—	—	—	—	(4,015,292)	(4,015,292)

Balance – September 30, 2022	—	$—	6,305,000	$631	$5,009,691	$(18,244,424)	$(13,234,102)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B
	Ordinary Shares		Ordinary Shares				Total
					Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	6,325,000	$633	$—	$(28,848,313)	$(28,847,680)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(6,239)	(6,239)

Cancellation of Class B ordinary shares	—	—	(20,000)	(2)	—	2	—

Net income	—	—	—	—	—	4,951,213	4,951,213

Balance – March 31, 2021	—	—	6,305,000	631	—	(23,903,337)	(23,902,706)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(6,309)	(6,309)

Net loss	—	—	—	—	—	(1,829,884)	(1,829,884)

Balance - June 30, 2021	—	—	6,305,000	631	—	(25,739,530)	(25,738,899)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(6,379)	(6,379)

Net income	—	—	—	—	—	4,455,741	4,455,741

Balance – September 30, 2021	—	$—	6,305,000	$631	$—	$(21,290,168)	$(21,289,537)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,578,416	$7,577,070
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,826,276)	(8,278,200)
Change in fair value of PIPE derivative liability	(89,022)	—
Interest income on cash and marketable securities held in Trust Account	(694,351)	(18,927)
Other income	(296,643)	—
Changes in operating assets and liabilities:
Prepaid expenses	(41,365)	102,481
Accounts payable and accrued expenses	33,091	219,069
Deferred legal fees	4,304,833	—
Net cash used in operating activities	(1,031,317)	(398,507)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	195,081,445	—
Net cash provided by investing activities	195,081,445	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	700,000	—
Redemption of Class A ordinary shares	(195,081,445)	—
Net cash used in financing activities	(194,381,445)	—

Net Change in Cash	(331,317)	(398,507)
Cash – Beginning of period	549,792	1,132,050
Cash – End of period	$218,475	$733,543

Non-Cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$694,351	$18,927
Waived deferred underwriting fee payable charged to Additional paid-in capital	$(8,558,357)	$—
Initial measurement of PIPE derivative liability	$3,198,267	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for a target company for a Business Combination, the signing of the Business Combination Agreement (as described below) and in connection with the preparation of the consummation of the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of earnings from the cash and marketable securities held in the Trust Account (as defined below) and gain (loss) from changes in the fair values of warrant liabilities and PIPE derivative liability.

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

The Company’s board of directors (i) unanimously approved the Business Combination Agreement, the Mergers and the Transaction Agreements (as defined in the Business Combination Agreement) and (ii) unanimously determined to recommend that the shareholders of the Company vote to approve the SPAC Shareholder Matters (as defined in the Business Combination Agreement) and such other actions as contemplated by the Business Combination Agreement.

The Company is focused on consummating the agreements entered into in connection to the Business Combination Agreement by submitting the Proposed Business Combination to the Company’s shareholders for their consideration. The Company intends to publicly file a registration statement on Form F-4 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) which will include preliminary and definitive proxy statements to be distributed to the Company’s shareholders in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the Proposed Business Combination and other matters as described in the Registration Statement, as well as the prospectus relating to the offer of the securities to be issued in connection with the completion of the Proposed Business Combination.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

without charge, at the SEC’s website located at www.sec.gov or by directing a request to: HPX Corp., 1000 N. West Street, Suite 1200, Wilmington, Delaware 19801.

On September 14, 2022, Emergencia signed an agreement related to the acquisition of 100% of the shares of Witt O’Brien’s, a global leader in the crisis and emergency management industry for blue-chip corporate clients and emergency and resilience programs for the public sector, which acquisition closed on October 24, 2022.

For further information, please see the Company’s current report on Form 8-K as filed with the SEC on July 7, 2022, the Registration Statement that the Company expects to publicly file with the SEC and this Note 1 to the condensed financial statements included in this quarterly report on Form 10-Q (the “Quarterly Report”).

Combination Period Extensions

As previously reported in the Company’s current report on Form 8-K filed with the SEC on July 14, 2022, on July 14, 2022, in connection with its Extraordinary General Meeting held on July 14, 2022 (the “Extraordinary General Meeting”), the Company’s shareholders approved: (1) a special resolution to amend the Amended and Restated Memorandum and Articles of Association of the Company (the “Extension Amendment”) to extend the date by which the Company must (a) consummate a Business Combination, (b) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (c) redeem all of the Company’s Class A ordinary shares included as part of the units sold in the Company’s Initial Public Offering from July 20, 2022 to November 20, 2022; and (2) the proposal to extend the date on which Continental Stock Transfer & Trust Company (the “Trustee”) must liquidate the trust account established in connection with the Company’s Initial Public Offering if the Company has not completed its initial Business Combination from July 20, 2022 to November 20, 2022 (the “Trust Amendment” and, together with the Extension Amendment, the “Initial Extension”).

On November 3, 2022, in connection with the Extraordinary General Meeting, the Company’s shareholders approved an additional extension of the Combination Period (as defined below) from November 20, 2022 to March 31, 2023 (the “Additional Extension”) (see Note 10).

For further information, please see the Company’s current report on Form 8-K as filed with the SEC on July 14, 2022, the Company’s current report on Form 8-K as filed with the SEC on November 4, 2022, and Notes 1 and 10 of these notes to the condensed financial statements included in this Quarterly Report.

Downside Protection Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, certain PIPE investors (“PIPE Investors”) entered into a share subscription agreement (“Subscription Agreement”) with the Company and New PubCo, pursuant to which the PIPE Investors have committed to subscribe New PubCo Class A ordinary shares at the closing of the Business Combination.

In addition, the Sponsor has signed a Downside Protection Agreement (“DPA”) with the PIPE Investors and the Non-Redeeming Shareholders, pursuant to which these investors are provided with certain downside protection rights subsequent to the closing date of the Business Combination Agreement. Subject to the terms and conditions of the DPA, including the investment return on a 30-month period, the investors may receive, on a pro-rata basis, an aggregate of up to 1,050,000 New PubCo Class A ordinary shares directly from the Sponsor (see Note 2 and Note 9).

Shareholder Non-Redemption Agreements

Concurrently with the execution and delivery of the Business Combination Agreement, certain shareholders of the Company, owning, in the aggregate, 600,000 Class A ordinary shares (each, a “Non-Redeeming Shareholder”), have entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with the Company and New PubCo, under which, among other things, such Non-Redeeming Shareholders have agreed, in consideration of (i) an aggregate of 26,400 additional New PubCo Class A Ordinary Shares and (ii) 150,000 New PubCo Warrants (as defined below), in each case to be issued by New PubCo to such Non-Redeeming Shareholders on or promptly following the Closing, to vote in favor of transactions contemplated in the Business Combination Agreement for which

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

the approval of such shareholders is required and agreed not to redeem or exercise any right to redeem any Class A ordinary shares of the Company that such shareholders hold of record or beneficially. Concurrently with the execution of the Non-Redemption Agreements, Trend HPX SPAC FIA IE, represented by its investment manager XP Allocation Asset Management Ltda. (“XP”), owning 1,297,400 Class A ordinary shares of the Company, has entered into a certain non-redemption agreement with the Company and New PubCo (the “XP Non-Redemption Agreement”), pursuant to which, among other things, XP will be entitled to (i) an aggregate of 57,086 additional New PubCo Class A Ordinary Shares and (ii) 324,350 New PubCo Warrants, in each case to be issued by New PubCo to XP on or promptly following the Closing, in the event XP does not redeem the SPAC Shares of which it is the record and beneficial owner in connection with any Extension sought on or prior to July 15, 2022. The Company and the Sponsor are named third-party beneficiaries under the Shareholder Non-Redemption Agreements. In the event that the Business Combination Agreement is not consummated, and the Company does not complete a business combination before March 31, 2023, the Non-Redemption Agreement will no longer apply.

Redemptions of Class A Ordinary Shares

As previously reported in the Company’s current report on Form 8-K filed with the SEC on July 14, 2022, on July 14, 2022, in connection with the vote to approve the Combination Period Extension, the holders of 19,472,483 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.018 per share, for an aggregate redemption amount of approximately $195.1 million, which included approximately $0.4 million of Trust Account earnings, leaving approximately $58.4 million in the Trust Account. As of September 30, 2022, the Company had 5,827,517 of Class A ordinary shares subject to possible redemption, with a redemption value of $58,650,422.

On November 3, 2022, in connection with the vote to approve the Additional Extension, the holders of 3,650,973 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.064 per share, for an aggregate redemption amount of $36.7 million, which included approximately $0.2 million of Trust Account earnings, leaving approximately $21.9 million in the Trust Account. As of September 30, 2022, the redemption amount is not required to be classified as a liability as the event occurred subsequent to that date. As of December 1, 2022, the filing date of this Quarterly Report, there are 2,176,544 Class A ordinary shares outstanding.

For further information, please see the Company’s current report on Form 8-K as filed with the SEC on July 14, 2022, the Company’s current report on Form 8-K as filed with the SEC on November 4, 2022, and Note 10 of these notes to the condensed financial statements on this Quarterly Report.

Transfer of Listing to the NYSE American LLC

On October 24, 2022, the Company issued a press release and filed a current report on Form 8-K announcing the voluntary transfer of its securities from NYSE to NYSE American LLC. On October 27, 2022, the transfer of the securities became effective.

Additional Loan Under the Terms of the Working Capital Note

On November 30, 2022, under the terms of the Working Capital Note, the Sponsor loaned to the Company an additional aggregate of $205,000 for working capital purposes, bringing the total aggregate principal amount loaned under the terms of the Working Capital Note to $905,000.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Transaction costs amounted to $14,528,328, consisting of $5,060,000 of underwriting fees, $8,855,000 of deferred underwriting fees and $613,328 of other offering costs, $497,297 of which were allocated to the warrants and charged to expense during the year ended December 31, 2020.

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a shareholder meeting called to approve a Business Combination or (ii) by means of a tender offer, or upon a request to extend the Combination Period, as described below. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share) as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any. The per-share amount to be distributed to the Public Shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination (and not seek to sell its shares to the Company in any tender offer the Company undertakes in connection with its initial Business Combination) and (b) not to propose an amendment to the Amended and Restated Memorandum of Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

Concurrently with the execution and delivery of the Business Combination Agreement, certain shareholders of the Company, owning, in the aggregate, 600,000 Class A ordinary shares (each, a “Non-Redeeming Shareholder”), have entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with the Company and New PubCo. The Company and the Sponsor are named third-party beneficiaries under the Shareholder Non-Redemption Agreements. In the event that the Business Combination Agreement is not consummated, and the Company does not complete a business combination before March 31, 2023, the Non-Redemption Agreement will no longer apply (as discussed in Shareholder Non-Redemption Agreements).

The Company initially had until July 20, 2022 to consummate a Business Combination. However, pursuant to the Combination Period Extensions mentioned above, the Company now will have until March 31, 2023 to consummate a Business Combination (the “Combination Period”) (see Note 10). However, if the Company has not completed a Business Combination, including the Proposed Business Combination, within the Combination Period, as may be extended from time to time by the Company as a result of a shareholder vote to amend its Amended and Restated Memorandum and Articles of Association (the “Extension Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Founder Shares or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period or any Extension Period.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Liquidity

As of September 30, 2022, the Company had $218,475 in its operating bank accounts, $58,650,422 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares (see Note 1 for redemptions made in July 2022 and Note 10 for redemptions made in November 2022) in connection therewith and a working capital deficit of $1,089,624 (which includes a liability for the $700,000 borrowing as described below).

As discussed in Note 5, on June 24, 2022, the Company entered into promissory notes with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $905,000 (the “Working Capital Note”). As of September 30, 2022 and December 31, 2021, there were $700,000 and $0 outstanding under the Working Capital Note, respectively (see note 10).

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for another extension of the deadline or complete a Business Combination by March 31, 2023, in accordance with the Additional Extension as approved by the Company’s shareholders in connection with the Extraordinary General Meeting on November 3, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an additional extension, however, it is uncertain whether the Company will be able to do so. If a Business Combination is not consummated by this date and an additional extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 31, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 14, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements included in the Form 10-K. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair values of the Private Placement Warrants as of September 30, 2022 and December 31, 2021 and the determination of PIPE derivative liability as of the initial measurement and September 30, 2022. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Reclassifications

Since March 31, 2022, legal fees payable upon the successful consummation of a Business Combination were reclassified from a current to a non-current liability as Deferred Legal Fees. Such reclassifications have no effect on the Company’s net income (loss) as previously reported. As of September 30, 2022, there was $4,304,833 outstanding under Deferred Legal Fees.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Cash or Marketable Securities Held in Trust Account

On June 24, 2022, the Company instructed the trustee managing the Trust Account to hold all funds in the Trust Account in cash until the earlier of the consummation of an initial business combination and liquidation of the Company to mitigate any risk of being viewed as operating an unregistered investment company. On September 27, 2022, money market funds which invest in U.S. Treasury Securities held in Trust Account were sold and proceeds from the sale of these marketable securities including dividends earned were transferred to interest-earning checking account managed by the trustee. Until September 27, 2022, and as of December 31, 2021, all of the assets held in the Trust Account were held in cash and in money market funds which invest in U.S. Treasury securities.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The PIPE derivative liability as a result of the Downside Protection Agreement signed by the Sponsor with PIPE Investors and the Non-Redeeming Shareholders meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the PIPE derivative liability are recognized as a non-cash gain or loss in the condensed statements of operations. The fair value of the PIPE derivative liability is discussed in Note 9.

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

Subsequent to the initial measurement upon the closing of the Initial Public Offering, the Company recognizes changes in the redemption value that result from earnings on cash and marketable securities held in Trust Account that have not been withdrawn to pay taxes. As of September 30, 2022, the holders of 19,472,483 Class A ordinary shares properly exercised their right to redeem their shares and the Company has not incurred any taxes or permitted expenses that could be withdrawn from the Trust Account.

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering in July 2020	$253,000,000
Less:
Proceeds allocated to Public Warrants	(8,475,500)
Class A ordinary shares issuance costs	(14,031,031)
Plus:
Initial remeasurement of carrying value to redemption value	22,506,531
Subsequent remeasurement of carrying value to redemption value	12,211
Total remeasurement of carrying value to redemption value	22,518,742
Class A ordinary shares subject to possible redemption, December 31, 2021	253,037,516
Less:
Redemption of Class A ordinary shares on July 14, 2022	(195,081,445)
Add:
Remeasurement of carrying value to redemption value	694,351
Class A ordinary shares subject to possible redemption, September 30, 2022	$58,650,422

During the nine months ended September 30, 2022, the Company increased the carrying value of Class A ordinary shares for earnings on cash or marketable securities held in Trust Account by $694,351. See Notes 1 and 10 for redemptions in connection with the July 14, 2022 and November 3, 2022 vote to approve the Combination Period Extensions.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted (loss) income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 19,710,000 Class A ordinary shares in the aggregate. As of September 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except share amounts):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(2,338,233)	$(1,677,059)	$3,564,593	$891,148	$1,195,341	$383,075	$6,065,481	$1,511,589
Denominator:
Basic and diluted weighted average shares outstanding	8,790,721	6,305,000	25,300,000	6,325,000	19,736,433	6,305,000	25,300,000	6,305,055
Basic and diluted net (loss) income per ordinary share	$(0.27)	$(0.27)	$0.14	$0.14	$0.06	$0.06	$0.24	$0.24

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants and PIPE derivative liability (see Note 9).

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Concurrently with the execution and delivery of the Business Combination Agreement, certain shareholders of the Company, owning, in the aggregate, 600,000 Class A ordinary shares (each, a “Non-Redeeming Shareholder”), have entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with the Company and New PubCo. The Company and the Sponsor are named third-party beneficiaries under the Shareholder Non-Redemption Agreements. In the event that the Business Combination Agreement is not consummated, and the Company does not complete a business combination before March 31, 2023, the Non-Redemption Agreement will no longer apply (as discussed in Shareholder Non-Redemption Agreements of Note 1).

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on July 16, 2020, the Company will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022 and 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively. At September 30, 2022 and December 31, 2021, $265,000 and $175,000 are included in accounts payable and accrued expenses for these services, respectively.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

however, no proceeds from the Trust Account may be used for such repayment. The Working Capital Note is not convertible. As of September 30, 2022 and December 31, 2021, there were $700,000 and $0 outstanding under the Working Capital Note, respectively (see Note 10).

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

On August 19, 2022, the Company and underwriter executed a waiver letter confirming the underwriter’s resignation and waiver of its entitlement to the payment of deferred fee under the terms of the underwriting agreement. As a result, the Company recognized $296,643 of other income and $8,558,357 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriter fee in the accompanying condensed financial statements. As of September 30, 2022 and December 31, 2021, the deferred underwriting fee payable is $0 and $8,855,000, respectively.

Consulting Arrangements

The Company has arrangements with a consultant to provide services to the Company relating to market and industry analyses, assistance with due diligence, and financial modeling and valuation of potential targets. The Company agreed to pay the service provider a fee of 6,600 BRL per month (approximately $1,200 per month). For the nine months ended September 30, 2022, the Company incurred and paid $13,138 of consulting fees. For the nine months ended September 30, 2021, the Company incurred and paid $11,744 of consulting fees.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The RSUs to be granted by the Company are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The RSUs to be granted are subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022 and December 31, 2021, the Company did not have a shareholder approved equity plan and also determined that a Business Combination is not considered probable, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of RSUs times the grant date fair value per share (unless subsequently modified).

Contingent Fee Arrangement

On June 27, 2022, the Company entered into an agreement with a vendor to provide advisory services in connection with a potential Business Combination. The agreement calls for the Company to pay a fee of $2,000,000 upon the closing of a business combination. If the Business Combination is not consummated for any reason, no fee is payable under this agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022, there were 5,827,517 Class A ordinary shares issued and outstanding net of 19,472,483 Class A ordinary shares redeemed on July 14, 2022, and as of December 31, 2021, there were 25,300,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and reported as temporary equity.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 6,305,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares) so that the number of Class A ordinary shares issuable upon conversion of all Class B Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the ordinary shares issued and outstanding upon completion of the Initial Public Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination: provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis, unless agreed to by the holders of these shares.

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 8. WARRANTS

As of September 30, 2022 and December 31, 2021, there were 12,650,000 Public Warrants outstanding, with each Public Warrant enabling the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

As of September 30, 2022 and December 31, 2021, there were 7,060,000 Private Placement Warrants outstanding with each Private Placement Warrant exercisable for one Class A ordinary share at a price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Conversion of warrants as a result of the consummation of the Business Combination.

At the time in which HPX shall be merged with and into New PubCo, each Public Warrant and Private Placement Warrant will be converted into one warrant to purchase one New PubCo Class A ordinary share (a “New PubCo Warrant”) (see Note 1) at an exercise price of $11.50 per share, subject to the same terms and conditions existing prior to such conversion.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,		September 30,
Description	Level	2021	Level	2022
Assets:
Cash held in interest-earning checking Trust Account	1	$—	1	$58,650,422
Marketable securities held in Trust Account	1	$253,037,516	1	$—

Liabilities:
Warrant Liability – Public Warrants	1	$6,775,340	1	$3,036,000
Warrant Liability – Private Placement Warrants	3	$3,781,336	2	$1,694,400
PIPE derivative liability	3	$—	3	$3,109,245

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

The Private Placement Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. Beginning on March 31, 2022 and as of September 30, 2022, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.

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

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value measurements for the Private Placement Warrants.

December 31,
2021
Exercise price	$11.50
Share price	$9.87
Volatility	12.3%
Term	5.00
Risk-free rate	1.10%
Dividend yield	0.00

The following table presents the changes in the fair value of Level 3 warrant liabilities as of September 30, 2022 and December 31, 2021:

Private
Placement
Fair value as of December 31, 2021	$3,781,336
Change in fair value	(2,498,534)
Transfer to Level 2	(1,282,802)
Fair value as of September 30, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 for the year ended December 31, 2021. Transfers from Level 3 to Level 2 amounted to $1,282,802 for the nine months ended September 30, 2022. There were no transfers in or out of Level 2 for the three months ended September 30, 2022.

The PIPE derivative liability was accounted for as a liability in accordance with ASC 815-40, measured at fair value at initial measurement date and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

The Downside Protection Shares were initially and as of September 30, 2022, valued using a Monte Carlo model which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the PIPE derivative liability is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the Cboe Volatility Index (“VIX”).

The key inputs into the Monte Carlo model for the PIPE derivative liability were as follows:

	July 5, 2022
	(Initial	September 30,
Input	Measurement)	2022
Initial share price	$9.98	$9.92
Price CPI adjusted at measurement date	$10.80	$10.66
Days to expire (number of business days)	630	630
Fraction of a year (years)	2.5	2.5
Risk-free rate	2.80%	4.30%
Dividend yield	0.00%	0.00%
Historical volatility	58.49%	55.63%
Accumulated expected inflation	8.20%	7.50%
Block trade fee	1.00%	1.00%
Illiquidity discount	2.20%	2.20%

HPX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The below table presents the changes in the fair value of PIPE derivative liability

PIPE Derivative Liability
Initial measurement on July 5, 2022	$3,198,267
Change in valuation inputs or other assumptions	(89,022)
Fair value as of September 30, 2022	$3,109,245

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than outlined below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Combination Period Extension

On November 3, 2022, in connection with the Extraordinary General Meeting, the Company’s shareholders approved an additional extension of the Combination Period (as defined in Note 1) from November 20, 2022 to March 31, 2023 (the “Additional Extension”).

For further information, please see the Company’s current report on Form 8-K as filed with the SEC on July 14, 2022, the Company’s current report on Form 8-K as filed with the SEC on November 4, 2022, and Note 1 of these notes to the condensed financial statements included in this Quarterly Report.

Redemption of Class A Ordinary Shares

On November 3, 2022, in connection with the vote to approve the Additional Extension, the holders of 3,650,973 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.064 per share, for an aggregate redemption amount of $36.7 million, which included approximately $0.2 million of Trust Account earnings, leaving approximately $21.9 million in the Trust Account. As of September 30, 2022, the redemption amount is not required to be classified as a liability as the event occurred subsequent to that date.

For further information, please see the Company’s current report on Form 8-K as filed with the SEC on July 14, 2022, the Company’s current report on Form 8-K as filed with the SEC on November 4, 2022, and Note 1 of these notes to the condensed financial statements included in this Quarterly Report.

Transfer of Listing to the NYSE American LLC

On October 24, 2022, the Company issued a press release and filed a current report on Form 8-K announcing the voluntary transfer of its securities from NYSE to NYSE American LLC. On October 27, 2022, the transfer of the securities became effective.

Additional Loan Under the Terms of the Working Capital Note

On November 30, 2022, under the terms of the Working Capital Note, the Sponsor loaned to the Company an additional aggregate of $205,000 for working capital purposes, bringing the total aggregate principal amount loaned under the terms of the Working Capital Note to $905,000.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the "Risk Factors" section of the Company’s (i) Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 14, 2022, (ii) Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed with the SEC on May 19, 2022, (iii) Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed with the SEC on August 15, 2022, (iv) our proxy statement on Schedule 14A for the Extraordinary General Meeting as filed with the SEC on July 1, 2022, and (v) our proxy statement on Schedule 14A for the Extraordinary General Meeting as filed with the SEC on October 11, 2022, except as disclosed below. This Quarterly Report does not include risk factors specifically related to the Proposed Business Combination (as defined below) or Emergencia (as defined below). During the fourth quarter of 2022, the Company expects to publicly file a Registration Statement with the SEC that will include a proxy statement/prospectus on Form F-4 (the “Registration Statement”), including risk factors specific to the Proposed Business Combination and Emergencia. Please refer to the “Risk Factors” section in such Registration Statement that we intend to publicly file with the SEC, as well as in other documents filed by the Company from time to time with the SEC and as otherwise provided for in Item 1A herein. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on March 20, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as a “Business Combination.”

Our registration statements for our initial public offering (“Initial Public Offering”) became effective on July 15, 2020. On July 20, 2020, the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold), which includes the full exercise by the underwriter of the over-allotment option to purchase an additional 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Upon consummation of the Initial Public Offering, the Company’s securities were listed on the New York Stock Exchange (“NYSE”). On October 24, 2022, the Company issued a press release and filed a current report on Form 8-K announcing the voluntary transfer of its securities from NYSE to NYSE American LLC. On October 27, 2022, the transfer of the securities became effective.

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

Recent Developments

Proposed Business Combination

As previously reported in our current report on Form 8-K filed with the SEC on July 7, 2022, on July 5, 2022, the Company entered into a Business Combination Agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement,” and, the transactions contemplated thereby, collectively, the “Proposed Business Combination”), by and among the Company, Ambipar Emergency Response, an exempted company incorporated with limited liability in the Cayman Islands, Ambipar Merger Sub, an exempted company incorporated with limited liability in the Cayman Islands, Ambipar Participações e Empreendimentos S.A., a sociedade anônima organized under the laws of Brazil (“Ambipar”), and Emergência Participações S.A., a sociedade anônima organized under the laws of Brazil (“Emergencia”). Emergencia is a leading environmental and industrial service provider with a diversified client base in logistics, chemical, oil and gas, mining and industrial sectors in Brazil and globally.

The Company’s board of directors (i) unanimously approved the Business Combination Agreement, the Mergers and the Transaction Agreements (as defined in the Business Combination Agreement) and (ii) unanimously determined to recommend that the shareholders of the Company vote to approve the SPAC Shareholder Matters (as defined in the Business Combination Agreement) and such other actions as contemplated by the Business Combination Agreement.

The Company is focused on consummating the agreements entered into in connection to the Business Combination Agreement by submitting the Proposed Business Combination to the Company’s shareholders for their consideration. The Company intends to publicly file a registration statement on Form F-4 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) which will include preliminary and definitive proxy statements to be distributed to the Company’s shareholders in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the Proposed Business Combination and other matters as described in the Registration Statement, as well as the prospectus relating to the offer of the securities to be issued in connection with the completion of the Proposed Business Combination.

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

On September 14, 2022, Emergencia signed an agreement related to the acquisition of 100% of the shares of Witt O’Brien’s, a global leader in the crisis and emergency management industry for blue-chip corporate clients and emergency and resilience programs for the public sector, which acquisition closed on October 24, 2022.

For further information, please see the Company’s current report on Form 8-K as filed with the SEC on July 7, 2022, the Registration Statement that the Company expects to publicly file with the SEC and this Note 1 to the condensed financial statements included in this quarterly report on Form 10-Q (the “Quarterly Report”).

Combination Period Extensions

As previously reported in the Company’s current report on Form 8-K filed with the SEC on July 14, 2022, on July 14, 2022, in connection with its Extraordinary General Meeting held on July 14, 2022 (the “Extraordinary General Meeting”), the Company’s shareholders approved: (1) a special resolution to amend the Amended and Restated Memorandum and Articles of Association of the Company (the “Extension Amendment”) to extend the date by which the Company must (a) consummate a Business Combination, (b) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (c) redeem all of the Company’s Class A ordinary shares included as part of the units sold in the Company’s Initial Public Offering from July 20, 2022 to November 20, 2022; and (2) the proposal to extend the date on which Continental Stock Transfer & Trust Company (the “Trustee”) must liquidate the trust account established in connection with the Company’s Initial Public Offering if the Company has not completed its initial Business

Combination from July 20, 2022 to November 20, 2022 (the “Trust Amendment” and, together with the Extension Amendment, the “Initial Extension”).

On November 3, 2022, in connection with the Extraordinary General Meeting, the Company’s shareholders approved an additional extension of the Combination Period (as defined below) from November 20, 2022 to March 31, 2023 (the “Additional Extension”) (see Note 10).

For further information, please see the Company’s current report on Form 8-K as filed with the SEC on July 14, 2022, the Company’s current report on Form 8-K as filed with the SEC on November 4, 2022, and Notes 1 and 10 of these notes to the condensed financial statements included in this Quarterly Report.

Downside Protection Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, certain PIPE investors (“PIPE Investors”) entered into a share subscription agreement (“Subscription Agreement”) with the Company and New PubCo, pursuant to which the PIPE Investors have committed to subscribe New PubCo Class A ordinary shares at the closing of the Business Combination.

In addition, the Sponsor has signed a Downside Protection Agreement (“DPA”) with the PIPE Investors and the Non-Redeeming Shareholders, pursuant to which these investors are provided with certain downside protection rights subsequent to the closing date of the Business Combination Agreement. Subject to the terms and conditions of the DPA, including the investment return on a 30-month period, the investors may receive, on a pro-rata basis, an aggregate of up to 1,050,000 New PubCo Class A ordinary shares directly from the Sponsor (see Note 2 and Note 9).

Shareholder Non-Redemption Agreements

Concurrently with the execution and delivery of the Business Combination Agreement, certain shareholders of the Company, owning, in the aggregate, 600,000 Class A ordinary shares (each, a “Non-Redeeming Shareholder”), have entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with the Company and New PubCo, under which, among other things, such Non-Redeeming Shareholders have agreed, in consideration of (i) an aggregate of 26,400 additional New PubCo Class A Ordinary Shares and (ii) 150,000 New PubCo Warrants, in each case to be issued by New PubCo to such Non-Redeeming Shareholders on or promptly following the Closing, to vote in favor of transactions contemplated in the Business Combination Agreement for which the approval of such shareholders is required and agreed not to redeem or exercise any right to redeem any Class A ordinary shares of the Company that such shareholders hold of record or beneficially. Concurrently with the execution of the Non-Redemption Agreements, Trend HPX SPAC FIA IE, represented by its investment manager XP Allocation Asset Management Ltda. (“XP”), owning 1,297,400 Class A ordinary shares of the Company, has entered into a certain non-redemption agreement with the Company and New PubCo (the “XP Non-Redemption Agreement”), pursuant to which, among other things, XP will be entitled to (i) an aggregate of 57,086 additional New PubCo Class A Ordinary Shares and (ii) 324,350 New PubCo Warrants, in each case to be issued by New PubCo to XP on or promptly following the Closing, in the event XP does not redeem the SPAC Shares of which it is the record and beneficial owner in connection with any Extension sought on or prior to July 15, 2022. The Company and the Sponsor are named third-party beneficiaries under the Shareholder Non-Redemption Agreements. In the event that the Business Combination Agreement is not consummated, and the Company does not complete a business combination before March 31, 2023, the Non-Redemption Agreement will no longer apply.

Redemptions of Class A Ordinary Shares

As previously reported in the Company’s current report on Form 8-K filed with the SEC on July 14, 2022, on July 14, 2022, in connection with the vote to approve the Combination Period Extension, the holders of 19,472,483 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.018 per share, for an aggregate redemption amount of approximately $195.1 million, which included approximately $0.4 million of Trust Account earnings, leaving approximately $58.4 million in the Trust Account. As of September 30, 2022, the Company had 5,827,517 of Class A ordinary shares subject to possible redemption, with a redemption value of $58,650,422.

On November 3, 2022, in connection with the vote to approve the Additional Extension, the holders of 3,650,973 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.064 per share, for an aggregate redemption amount of $36.7 million, which included approximately $0.2 million of Trust Account earnings, leaving approximately $21.9 million in the Trust Account. As of September 30, 2022, the redemption amount is not required to be classified as a liability as the event occurred subsequent to that date. As of December 1, 2022, the filing date of this Quarterly Report, there are 2,176,544 Class A ordinary shares outstanding.

For further information, please see the Company’s current report on Form 8-K as filed with the SEC on July 14, 2022, the Company’s current report on Form 8-K as filed with the SEC on November 4, 2022, and Note 10 of these notes to the condensed financial statements on this Quarterly Report.

Transfer of Listing to the NYSE American LLC

On October 24, 2022, the Company issued a press release and filed a current report on Form 8-K announcing the voluntary transfer of its securities from NYSE to NYSE American LLC. On October 27, 2022, the transfer of the securities became effective.

Additional Loan Under the Terms of the Working Capital Note

On November 30, 2022, under the terms of the Working Capital Note, the Sponsor loaned to the Company an additional aggregate of $205,000 for working capital purposes, bringing the total aggregate principal amount loaned under the terms of the Working Capital Note to $905,000.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, the search for a target company for a Business Combination, the signing of the Business Combination Agreement and in connection with the preparation of the consummation of the Business Combination. On July 5, 2022, the Company entered into the Business Combination Agreement. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Since the signing of the Business Combination Agreement, the Company has focused on ensuring that the transaction is consummated. The Company has in the past generated non-operating income in the form of interest income on marketable securities held in the Trust Account, and gain (loss) from changes in the fair values of warrant liabilities and PIPE derivative liability. On June 24, 2022, the Company instructed the trustee managing the Trust Account to hold all funds in the Trust Account in cash until the earlier of consummation of an initial business combination and liquidation of the Company to mitigate any risk of being viewed as operating an unregistered investment company. On September 27, 2022, money market funds which invest in U.S. Treasury Securities held in Trust Account were sold and proceeds from the sale of these marketable securities including dividends earned were transferred to interest-earning checking account managed by the trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net loss of $4,015,292, which consisted of operating and formation costs of $1,595,785 and change in fair value of warrant liabilities of $3,155,571, partially offset by the interest income on cash and marketable securities held in the Trust Account of $350,399, other income of $296,643, and change in fair value of PIPE derivative liability of $89,022.

For the nine months ended September 30, 2022, we had a net income of $1,578,416, which consisted of change in fair value of warrant liabilities of $5,826,276, change in fair value of PIPE derivative liability of $89,022, interest income on cash and marketable securities held in the Trust Account of $694,351, and other income of $296,643, partially offset by operating and formation costs of $5,327,876.

For the three months ended September 30, 2021, we had a net income of $4,455,741, which consisted of a change in fair value of warrant liabilities of $4,603,900, interest income from the operating bank account of $21 and interest income on marketable securities held in the Trust Account of $6,379, partially offset by operating and formation costs of $154,559.

For the nine months ended September 30, 2021, we had a net income of $7,577,070, which consisted of a change in fair value of warrant liabilities of $8,278,200, interest income from the operating bank account of $72, and interest income on marketable securities held in the Trust Account of $18,927, partially offset by operating and formation costs of $720,129.

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

Following the Initial Public Offering, the exercise of the over-allotment option in full and the sale of the Private Placement Warrants, a total of $253,000,000 was placed in the Trust Account. We incurred $14,528,328 in transaction costs, including $5,060,000 of underwriting fees, $8,855,000 of deferred underwriting fees and $613,328 of other costs. On August 19, 2022, Credit Suisse, the underwriter and bookrunner in our Initial Public Offering, waived any entitlement to the deferred underwriting fee that accrued from its participation in our Initial Public Offering in the amount of $8,855,000.

For the nine months ended September 30, 2022, net cash used in operating activities was $1,031,317. Net income of $1,829,568 was affected by interest income on cash and marketable securities of $694,351, change in fair value of warrant liabilities of $5,826,276, change in fair value of PIPE derivative liability of $89,022, and other income generated from the waived deferred underwriting fee payable of $296,643. Changes in operating assets and liabilities provided $4,296,559 of cash from operating activities, primarily due to the deferred legal fees of $4,304,833.

For the nine months ended September 30, 2022, net cash from financing activities was $700,000. As discussed in Note 5, the Company drew down on the Working Capital Note in the amount of $700,000.

For the nine months ended September 30, 2021, net cash used in operating activities was $398,507. Net income of $7,577,070 was affected by interest income on marketable securities of $18,927 and a change in fair value of warrant liabilities of $8,278,200. Changes in operating assets and liabilities provided $321,550 of cash from operating activities.

As of September 30, 2022, we had cash held in the Trust Account of $58,650,422. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account, which income shall be net of taxes payable and excluding deferred underwriting commissions, if any, to complete our Business Combination. We may withdraw income earned from the Trust Account to pay taxes, if any. Through September 30, 2022, we have not withdrawn income from the Trust Account to pay taxes and have withdrawn of $195,081,445 from Trust Account in connection with redemptions in July 2022. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account after any redemptions will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

On November 3, 2022, in connection with the vote to approve the Additional Extension, the holders of 3,650,973 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.064 per share, for an aggregate redemption amount of $36.7 million, which included approximately $0.2 million of Trust Account earnings, leaving approximately $21.9 million in the Trust Account. As of September 30, 2022, the redemption amount is not required to be classified as a liability as the event occurred subsequent to that date.

As of September 30, 2022, we had cash of $218,475 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

On June 24, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $905,000 (the “Working Capital Note”). The Working Capital Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective, without an option of the Sponsor to convert any amount outstanding thereunder upon completion of a business combination into warrants. If the Company does not consummate a Business Combination, all amounts loaned to the Company in connection with the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account; however, no proceeds from the Trust Account may be used for such repayment. As of September 30, 2022 and December 31, 2021, there were $700,000 and $0 outstanding under the Working Capital Note, respectively (see note 10).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for another extension of the deadline or complete a Business Combination by March 31, 2023, in accordance with the Additional Extension as approved by the Company’s shareholders in connection with the Extraordinary General Meeting on November 3, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an additional extension, however, it is uncertain whether the Company will be able to do so. If a Business Combination is not consummated by this date and an additional extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 31, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services, provided to the Company. We began incurring these fees on July 16, 2020 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation. At September 30, 2022, $265,000 is included in accounts payable and accrued expenses for these services.

The underwriter in our Initial Public Offering was entitled to a deferred fee of $0.35 per Unit, or $8,855,000 in the aggregate. The deferred fee was payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. However, on August 19, 2022, Credit Suisse, the underwriter and bookrunner in our Initial Public Offering, waived any entitlement to the deferred underwriting fee that accrued from its participation in our Initial Public Offering in the amount of $8,855,000.

We have arrangements with a consultant to provide services to us relating to market and industry analyses, assistance with due diligence, and financial modeling and valuation of potential targets. We agreed to pay the service provider a fee of 6,600 BRL per month (approximately $1,200 per month). The agreement was initially entered into for a fixed term of 24 months terminating on September 15, 2022, but was renewed and will terminate upon closing of the initial business combination.

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

The Company’s Critical Accounting Policies are included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 14, 2022. There have been no changes in the Critical Accounting Policies described in our Form 10-K through the date of this Quarterly Report, except as below.

Derivative Financial Instruments

The PIPE derivative liability as a result of the Downside Protection Agreement signed by the Sponsor with PIPE Investors and the Non-Redeeming Shareholders meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the PIPE derivative liability is recognized as a non-cash gain or loss in the condensed statements of operations. The fair value of the PIPE derivative liability is discussed in Note 9.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended September 30, 2022, covered by this Quarterly Report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in (i) our Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on April 14, 2022, (ii) our Quarterly Report on Form 10-Q for the period ended March 31, 2022 as filed with the SEC on May 19, 2022, (iii) Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed with the SEC on August 15, 2022 and (iv) our proxy statement on Schedule 14A for the Extraordinary General Meeting as filed with the SEC on October 11, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in (i) our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 14, 2022, (ii) our Quarterly Report on Form 10-Q for the period ended March 31, 2022 as filed with the SEC on May 19, 2022, (iii) Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed with the SEC on August 15, 2022 and (iv) our proxy statement on Schedule 14A for the Extraordinary General Meeting as filed with the SEC on October 11, 2022. We also may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. This Quarterly Report does not include risk factors specifically related to the Proposed Business Combination or Emergencia. During the fourth quarter of 2022, the Company expects to publicly file a Registration Statement with the SEC that will include a proxy statement/prospectus on Form F-4, including risk factors specific to the Proposed Business Combination and Emergencia. Please refer to the “Risk Factors” section in such Registration Statement that we intend to publicly file with the SEC, as well as in other documents filed by the Company from time to time with the SEC and as otherwise provided for in Item 1A herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1(1) †	Business Combination Agreement, dated as of July 5, 2022, by and among New PubCo, Merger Sub, Emergencia, the Company and Ambipar.
3.1(2)	Amended and Restated Memorandum and Articles of Association of the Registrant.
3.2(3)	Amendment to Amended and Restated Memorandum and Articles of Association.
3.3(4)	Amendment to Amended and Restated Memorandum and Articles of Association.
10.1(5)	Investment Management Trust Agreement, dated as of July 15, 2020, between HPX and Continental Stock Transfer & Trust Company, as trustee
10.2(3)	Amendment No. 1, dated as of July 14, 2022, to the Investment Management Trust Agreement, dated as of July 15, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(4)

Amendment No. 2, dated as of November 3, 2022, to the Investment Management Trust Agreement, dated as of July 15, 2020, as amended on July 14, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.4(1)	Form of Voting and Support Agreement.
10.5(1)	Form of Contribution Agreement.
10.6(1)	Form of Ambipar Subscription Agreement.
10.7(1)	Form of Opportunity PIPE Subscription Agreement.
10.8(1)	Form of PIPE Subscription Agreement.
10.9(1)	Form of Non-Redemption Agreement.
10.10(1)	Form of XP Non-Redemption Agreement.
10.11(1)	Form of Sponsor Letter Agreement.
10.12(1) †	Form of Cost Sharing Agreement.
10.13(1)	Form of Investor Rights Agreement.
10.14(1)	Form of Downside Protection Agreement
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

*Filed herewith.

**Furnished.

†

Certain exhibits and schedules to these exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 7, 2022 and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 28, 2020 and incorporated by reference herein.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2022 and incorporated by reference herein
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2022 and incorporated by reference herein
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 21, 2020 and incorporated by reference herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPX CORP.

Date: December 1, 2022		/s/ Carlos Piani
	Name:	Carlos Piani
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)