Form 10-K
period 2022-12-31
HPX Corp.
filed 2023-07-27
CIK 1809353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-39382

HPX Corp.*

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1550444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 N. West Street, Suite 1200 Wilmington, DE	19801 (Zip Code)
(Address of Principal Executive Offices)

(302) 295-4929

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None.**

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

The registrant’s Class A ordinary shares, par value $0.0001 per share, began trading on the New York Stock Exchange separately from its Units on September 8, 2020. The aggregate market value of the registrant’s Class A ordinary shares outstanding held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $252,494,000.

As of December 31, 2022, there were 2,176,544 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

*On March 3, 2023, the registrant merged into Ambipar Emergency Response, an exempted company incorporated with limited liability in the Cayman Islands (the “AMBI”) with AMBI as the surviving entity.

**Removed from listing and registration under Section 12(b) of the Exchange Act pursuant to the Form 25 filed by the NYSE American on March 3, 2023 and Form 15 filed by the registrant on March 16, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

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

On March 3, 2023 (the “Closing Date”), the Company consummated the previously announced business combination (the “Closing”) pursuant to the Business Combination Agreement, dated as of July 5, 2022 (the “Business Combination Agreement”), by and among the Company, Ambipar Emergency Response, an exempted company incorporated with limited liability in the Cayman Islands (“AMBI”), Ambipar Merger Sub, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of AMBI (“Merger Sub”), Emergência Participações S.A., a sociedade anônima organized under the laws of Brazil (“Emergencia”), and Ambipar Participações e Empreendimentos S.A., a sociedade anônima organized under the laws of Brazil (“Ambipar”). As a result of the Business Combination, the Company merged with and into AMBI, with AMBI as the surviving entity.

HPX Corp.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our expectations around the performance of the target business;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I.

Item 1.    Business.

Overview

As of December 31, 2022, we were a blank check company incorporated as a Cayman Islands exempted company on March 20, 2020. We were formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (a “Business Combination”).

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

As of December 31, 2022, our Class A common stock, warrants and units traded on the NYSE American LLC (“NYSE American”) under the symbols “HPX,” “HPX.WS” and “HPX.U,” respectively. Our units commenced public trading on July 16, 2020 and our Class A common stock and warrants commenced separate public trading on September 5, 2020. On March 3, 2023, the NYSE American filed a Form 25 (Notification of Removal from Listing) with the SEC relating to the delisting of our units, Class A common stock and warrants. As a result, our units, Class A common stock and warrants are no longer listed on the NYSE American.

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

On November 3, 2022, in connection with the Extraordinary General Meeting, the Company’s shareholders approved an additional extension of the Combination Period from November 20, 2022 to March 31, 2023 (the “Additional Extension”).

For further information, please see the Company’s current report on Form 8-K as filed with the SEC on July 14, 2022, the Company’s current report on Form 8-K as filed with the SEC on November 4, 2022, and Notes 1 and 10 of the financial statements included in this Annual Report.

Downside Protection Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, certain PIPE investors (“PIPE Investors”) entered into a share subscription agreement (“Subscription Agreement”) with the Company and AMBI, pursuant to which the PIPE Investors have committed to subscribe to AMBI Class A ordinary shares at the closing of the Business Combination.

In addition, the Sponsor has signed a Downside Protection Agreement (“DPA”) with the PIPE Investors and the Non-Redeeming Shareholders, pursuant to which these investors are provided with certain downside protection rights subsequent to the closing date of the Business Combination Agreement. Subject to the terms and conditions of the DPA, including the investment return on a 30-month period, the investors may receive, on a pro-rata basis, an aggregate of up to 1,050,000 AMBI Class A ordinary shares directly from the Sponsor (see Note 2 and Note 9).

Shareholder Non-Redemption Agreements

Concurrently with the execution and delivery of the Business Combination Agreement, certain shareholders of the Company, owning, in the aggregate, 600,000 Class A ordinary shares (each, a “Non-Redeeming Shareholder”), have entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with the Company and AMBI, under which, among other things, such Non-Redeeming Shareholders have agreed, in consideration of (i) an aggregate of 26,400 additional AMBI Class A Ordinary Shares and (ii) 150,000 AMBI Warrants, in each case to be issued by AMBI to such Non-Redeeming Shareholders on or promptly following the Closing, to vote in favor of transactions contemplated in the Business Combination Agreement for which the approval of such shareholders is required and agreed not to redeem or exercise any right to redeem any Class A ordinary shares of the Company that such shareholders hold of record or beneficially. Concurrently with the execution of the Non-Redemption Agreements, Trend HPX SPAC FIA IE, represented by its investment manager XP Allocation Asset Management Ltda. (“XP”), owning 1,297,400 Class A ordinary shares of the Company, has entered into a certain non-redemption agreement with the Company and AMBI (the “XP Non-Redemption Agreement”), pursuant to which, among other things, XP will be entitled to (i) an aggregate of 57,086 additional AMBI Class A Ordinary Shares and (ii) 324,350 AMBI Warrants, in each case to be issued by AMBI to XP on or promptly following the Closing, in the event XP does not redeem the SPAC Shares of which it is the record and beneficial owner in connection with any Extension sought on or prior to July 15, 2022. The Company and the Sponsor are named third-party beneficiaries under the Shareholder Non-Redemption Agreements. In the event that the Business Combination Agreement is not consummated, and the Company does not complete a business combination before March 31, 2023, the Non-Redemption Agreement will no longer apply.

Redemptions of Class A Ordinary Shares

As previously reported in the Company’s current report on Form 8-K filed with the SEC on July 14, 2022, on July 14, 2022, in connection with the vote to approve the Combination Period Extension, the holders of 19,472,483 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.018 per share, for an aggregate redemption amount of approximately $195.1 million, which included approximately $0.4 million of Trust Account earnings, leaving approximately $58.4 million in the Trust Account. As of December 31, 2022, the Company had 2,176,544 of Class A ordinary shares subject to possible redemption, with a redemption value of $21,905,597.

On November 3, 2022, in connection with the vote to approve the Additional Extension, the holders of 3,650,973 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.064 per share, for an aggregate redemption amount of $36.7 million, which included approximately $0.2 million of Trust Account earnings, leaving approximately $21.9 million in the Trust Account. As of December 31, 2022, the redemption amount is not required to be classified as a liability as the event occurred subsequent to that date. As of December 31, 2022,  there were 2,176,544 Class A ordinary shares outstanding.

For further information, please see the Company’s current report on Form 8-K as filed with the SEC on July 14, 2022, the Company’s current report on Form 8-K as filed with the SEC on November 4, 2022, and Note 10 of these notes to the financial statements on this Annual Report.

Transfer of Listing to the NYSE American LLC

On October 24, 2022, the Company issued a press release and filed a current report on Form 8-K announcing the voluntary transfer of its securities from NYSE to NYSE American LLC. On October 27, 2022, the transfer of the securities became effective.

Additional Loan Under the Terms of the Working Capital Note

On November 30, 2022, and January 17, 2023, under the terms of the Working Capital Note, the Sponsor loaned to the Company an additional aggregate of $205,000 and $410,000 respectively, for working capital purposes, bringing the total aggregate principal amount loaned under the terms of the Working Capital Note to $1,315,000. The outstanding amounts were substantially forgiven, and the balance repaid, on the Closing Date. See “Item 13. Certain Relationships And Related Party Transactions— Debt Forgiveness Agreement.”

Ambipar Emergency Response Business Combination

On the Closing Date, the Company consummated the previously announced business combination pursuant to the Business Combination Agreement, by and among the Company, AMBI, Merger Sub, Emergencia, and Ambipar.

Pursuant to the Business Combination Agreement, one business day before the Closing Date, Ambipar contributed all of the issued and outstanding equity of Emergencia into Merger Sub in exchange for the newly issued ordinary shares of Merger Sub (the “Merger Sub Ordinary Shares”). On the Closing Date, (i) the Company merged with and into AMBI, with AMBI as the surviving entity (the “First Merger” and the effective time of the First Merger, the “First Effective Time”) and (ii) immediately following the First Merger, Merger Sub merged with and into AMBI, with AMBI as the surviving entity and holding all of the issued and outstanding equity of Emergencia (the “Second Merger” and the effective time of the Second Merger, the “Second Effective Time”; the Second Merger together with the First Merger, the “Mergers;” and the Mergers, collectively with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

As part of the Business Combination, at the First Effective Time: (i) each issued and outstanding Class A Ordinary Share, was canceled and converted into the right to receive one Class A ordinary share, par value $0.0001 per share, of AMBI (the “AMBI Class A Ordinary Shares”); (ii) each issued and outstanding whole warrant to purchase the Class A Ordinary Shares was converted into one warrant to purchase one AMBI Class A Ordinary Share at an exercise price of $11.50 per share (the “Warrants”), subject to the same terms and conditions existing prior to such conversion, and (iii) each outstanding and unvested restricted stock unit in respect of Class A Ordinary Shares was converted into a restricted stock unit settled in AMBI Class A Ordinary Shares, subject to the same terms and conditions as were applicable to such restricted stock units of the Company as of immediately prior to the First Effective Time.

Additionally, at the Second Effective Time, each issued and outstanding Merger Sub Ordinary Share was cancelled and converted into the right to receive the applicable portion of the merger consideration comprised of Class B ordinary shares of AMBI, par value $0.0001 per share, which carry voting rights in the form of 10 votes per share of AMBI (the “AMBI Class B Ordinary Shares” and, together with AMBI Class A Ordinary Shares, the “AMBI Ordinary Shares”), as determined in accordance with the per share consideration set forth in the Business Combination Agreement; provided that the number of AMBI Class B Ordinary Shares issued to Ambipar was adjusted downwards by $3,572,446, which is the amount corresponding, at one share for every $10.00, to the transaction expenses incurred by Emergencia in excess of $9,500,000 not reimbursed by Ambipar pursuant to the terms of the Business Combination Agreement.

The Business Combination was unanimously approved by the Company’s board of directors and was approved at the extraordinary general meeting of the Company’s shareholders held on February 28, 2023 (the “Extraordinary General Meeting”).

On March 3, 2023, the NYSE American filed a Form 25 (Notification of Removal from Listing) with the SEC relating to the delisting of our units, Class A common stock and warrants. As a result, our units, Class A common stock and warrants are no longer listed on the NYSE American. On March 16, 2023, we filed a Form 15 certifying the deregistration of our units, warrants and Class A common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act. The Company’s reporting obligations under Section 15(d) of the Exchange Act have been suspended.

Human Capital

As of December 31, 2022, we had one officer and no full-time employees. Our officer is not obligated to devote any specific number of hours to our matters and devoted only as much time as our officer deemed necessary to our affairs. We expect our officer to devote such amount of time as he reasonably believes is necessary to our business.

Item 1.A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report. As of the date of this document, there have been no material changes to the risk factors disclosed in (i) our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 14, 2022, and (ii) our final proxy statement with respect to our special meeting of shareholders to approve the Business Combination Agreement filed with the SEC on March 2, 2023.

Item 1.B. Unresolved Staff Comments.

None.

Item 2.    Properties.

As of December 31, 2022, we maintained our executive offices at 1000 N. West Street, Suite 1200, Wilmington, Delaware 19801. The cost for this space is included in the $10,000 per month fee that we pay our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

Our units commenced public trading on July 16, 2020 and our Class A common stock and warrants commenced separate public trading on September 5, 2020. On March 3, 2023, the NYSE American a Form 25 (Notification of Removal from Listing) with the SEC relating to the delisting of our units, Class A common stock and warrants. As a result, our units, Class A common stock and warrants are no longer listed on the NYSE American.

(b)	Holders

As of December 31, 2022, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, and approximately two holders of record of our redeemable warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

None.

Item 6.    [Reserved.].

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to HPX Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on March 20, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses.

Recent Developments

On the Closing Date, the Company consummated the previously announced business combination pursuant to the Business Combination Agreement, by and among the Company, AMBI, Merger Sub, Emergencia, and Ambipar.

Pursuant to the Business Combination Agreement, one business day before the Closing Date, Ambipar contributed all of the issued and outstanding equity of Emergencia into Merger Sub in exchange for the newly issued Merger Sub Ordinary Shares. On the Closing Date, (i) the Company merged with and into AMBI, with AMBI as the surviving entity and (ii) immediately following the First Merger, Merger Sub merged with and into AMBI, with AMBI as the surviving entity and holding all of the issued and outstanding equity of Emergencia.

As part of the Business Combination, at the First Effective Time: (i) each issued and outstanding Class A Ordinary Share was canceled and converted into the right to receive one Class A ordinary share, par value $0.0001 per share, of AMBI (the “AMBI Class A Ordinary Shares”); (ii) each issued and outstanding whole warrant to purchase the Class A Ordinary Shares was converted into one warrant to purchase one AMBI Class A Ordinary Share at an exercise price of $11.50 per share (the “Warrants”), subject to the same terms and conditions existing prior to such conversion, and (iii) each outstanding and unvested restricted stock unit in respect of Class A Ordinary Shares was converted into a restricted stock unit settled in AMBI Class A Ordinary Shares, subject to the same terms and conditions as were applicable to such restricted stock units of the Company as of immediately prior to the First Effective Time.

Additionally, at the Second Effective Time, each issued and outstanding Merger Sub Ordinary Share was cancelled and converted into the right to receive the applicable portion of the merger consideration comprised of Class B ordinary shares of AMBI, par value $0.0001 per share, which carry voting rights in the form of 10 votes per share of AMBI (the “AMBI Class B Ordinary Shares” and, together with AMBI Class A Ordinary Shares, the “AMBI Ordinary Shares”), as determined in accordance with the per share consideration set forth in the Business Combination Agreement; provided that the number of AMBI Class B Ordinary Shares issued to Ambipar was adjusted downwards by $3,572,446, which is the amount corresponding, at one share for every $10.00, to the transaction expenses incurred by Emergencia in excess of $9,500,000 not reimbursed by Ambipar pursuant to the terms of the Business Combination Agreement.

The Business Combination was unanimously approved by the Company’s board of directors and was approved at the extraordinary general meeting of the Company’s shareholders held on February 28, 2023 (the “Extraordinary General Meeting”).

On March 3, 2023, the NYSE American filed a Form 25 (Notification of Removal from Listing) with the SEC relating to the delisting of our units, Class A common stock and warrants. As a result, our units, Class A common stock and warrants are no longer listed on the NYSE American. On March 16, 2023, we filed a Form 15 certifying the deregistration of our units, warrants and Class A common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and suspension of our duty to file reports under Sections 13 and 15(d) of the Exchange Act. The Company’s reporting obligations under Section 15(d) of the Exchange Act have been suspended.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the search for a target company for a Business Combination, the signing of the Business Combination Agreement and in connection with the preparation of the consummation of the Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of earnings from the cash and marketable securities held in the Trust Account and gain (loss) from changes in the fair values of warrant liabilities and PIPE derivative liability. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had a net loss of $3,425,810, which consisted of operating costs of $6,633,923 and change in fair value of PIPE derivative liability of $61,363, partially offset by a change in fair value of warrant liabilities of $2,278,476, interest income on marketable securities held in the Trust Account of $694,357 and other income of $296,643.

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

For the year ended December 31, 2022, net cash used in operating activities was $1,255,404. Net loss of $3,425,810 was affected by interest income on marketable securities of $694,357, a change in fair value of warrant liabilities of $2,278,476, a change in fair value of PIPE derivative liability of $61,363 and other income of $296,643. Changes in operating assets and liabilities provided $5,378,519 of cash from operating activities, due primarily to an increase in deferred legal fees.

For the year ended December 31, 2021, net cash used in operating activities was $582,258. Net income of $9,394,728 was affected by interest income on marketable securities of $25,305 and a change in fair value of warrant liabilities of $10,533,024. Changes in operating assets and liabilities provided $581,343 of cash from operating activities due primarily to an increase in accounts payable and accrued expenses.

At December 31, 2022, we had cash held in the Trust Account of $21,905,597. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $199,388 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, there were no amounts drawn.

On August 11, 2021, the Sponsor committed to provide the Company an aggregate of $150,000 in loans for working capital purposes. On February 21, 2022, the Sponsor committed to provide the Company with an additional $755,000 in loans for working capital purposes, bring the total commitment amount to $905,000. On June 24, 2022, the Sponsor loaned to the Company an aggregate of $700,000 for working capital purposes. On November 30, 2022, the Sponsor loaned to the Company an additional aggregate of $205,000 for working capital purposes.

On January 17, 2023, under the terms of an additional promissory note entered into between the Company and the Sponsor on the same date, pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $410,000, the Sponsor loaned to the Company an additional $410,000 for working capital purposes, bringing the total commitment amount to $1,315,000. These loans were evidenced by two promissory notes which were non-interest bearing and payable upon the consummation by the Company of a business combination, without an option of the Sponsor to convert any amount outstanding thereunder upon completion of a business combination into warrants. As of December 31, 2022, $905,000 were outstanding under such loan.

The outstanding amount as of December 31, 2022 and the additional amounts incurred in January 17, 2023, were substantially forgiven, and the balance repaid, on the Closing Date. In March 2023, a total of $121,650 was repaid on the working capital loans and $1,168,548 was forgiven by the Sponsor. See “Item 13. Certain Relationships And Related Party Transactions— Debt Forgiveness Agreement.”

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have arrangements with a consultant to provide services to us relating to market and industry analyses, assistance with due diligence, and financial modeling and valuation of a potential targets. We agreed to pay the service provider a fee of 6,600 BRL per month (approximately $1,200 per month). The agreement is for a fixed term of 24 months and terminated on September 15, 2022.

Critical Accounting Policies and Estimates

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The PIPE derivative liability as a result of the Downside Protection Agreement signed by the Sponsor with PIPE Investors and the Non-Redeeming Shareholders meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the PIPE derivative liability are recognized as a non-cash gain or loss in the statements of operations. The fair value of the PIPE derivative liability is discussed in Note 9 of our financial statements included in this Annual Report.

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

Item 8.    Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to (1) the Company’s accounting for complex financial instruments and (2) the lack of effective segregation of duties within cash management procedures.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments and determined that the processes to identify and appropriately apply applicable accounting requirements were not adequate. In addition, Management has identified a material weakness in internal controls related to the Company’s controls as of December 31, 2022, that allowed the CEO/CFO to both initiate and finalize check disbursements and wire transactions without the mandated review and authorization from a separate independent individual before the execution of such payments. This represents a departure from best practices that advocate for a dual-approval process to ensure the integrity of financial transactions.

Subsequent to the Closing, the internal control structure of the Company ceased to be in operation.

Management’s Annual Report on Internal Controls Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Subsequent to the Closing, the internal control structure of the Company ceased to be in operation.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2022, covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance.

As of December 31, 2022 and until the Closing our directors and officers were as follows:

Name	Age	Title
Carlos Piani	49	Chief Executive Officer and Chief Financial Officer and Director
Bernardo Hees	52	Co-Chairman of the Board of Directors
Rodrigo Xavier	53	Co-Chairman of the Board of Directors
Marcos Peigo	42	Director
Wolney Edirley Goncalves Betiol	57	Director
Rafael Salvador Grisolia	56	Director
Salete Pinheiro	67	Director

Carlos Piani was our Chief Executive Officer and Chief Financial Officer and a director since our inception until the Closing. Following the Closing, Mr. Piani became a member of the board of directors of AMBI. Mr. Piani has over 20 years of investment and operational experience and a depth of investment and mergers and acquisitions experience in a wide range of industries. Mr. Piani is currently the Chairman of Equatorial Energia S.A. (SAO: EQTL3), a Brazilian utilities company, Chairman of Brasil Brokers Participacoes S.A. (SAO: BBRK3), a Brazilian real estate company, and serves on the board of directors of Vibra S.A., previously known as Petrobras Distribuidora S.A. (SAO: VBBR3), Brazil’s largest fuel distribution company. Mr. Piani served as Head of Strategic Initiatives and Mergers & Acquisitions in 2019 at Kraft Heinz and Zone President of Kraft Heinz Canada from 2015 to 2018. Prior to joining Kraft Heinz, Mr. Piani served as Chief Executive Officer of PDG Realty S.A. Empreendimentos e Participacoes (SAO: PDGR3), a real estate company, from August 2012 to August 2015. Previously, he served as Co-Head of Private Equity of Vinci Partners, an independent asset management firm, from April 2010 to August 2012, as Chief Executive Officer of CEMAR, an electricity distribution company in Brazil, from March 2006 to April 2010, and as Chief Executive Officer of Equatorial Energia S.A., CEMAR’s controlling shareholder, from March 2007 to April 2010. From 1998 to 2004, Mr. Piani served at Banco Pactual S.A. (now known as BTG Pactual S.A.), initially as an investment banking analyst and later as an Associate Partner of the Principal Investment Group, where he managed a multi-million dollar venture capital fund focused on Brazilian technology companies. Mr. Piani has a degree in computer science from PUC/RJ and a bachelor’s degree in business from IBMEC/ RJ. He has also completed the Owner and President Management Program at Harvard Business School and is a Chartered Financial Analyst by CFA Institute.

Mr. Piani’s extensive experience in managing and operating public and private companies of varying size and complexity across many industries in Brazil, and his extensive experience in the areas of finance, strategy and mergers and acquisitions enabled him to provide valuable expertise to us.

Bernardo Hees served as Co-Chairman of our board of directors since July 2020 until the Closing. Mr. Hees served as a partner of 3G, a private equity firm, from 2010 to 2019 and was responsible for leading some of 3G’s most iconic investments. Until stepping down in June 2019, Mr. Hees served as the Chief Executive Officer of Kraft Heinz (NYSE: KHC), one of the largest manufacturers and marketers of consumer branded food products in the world. Mr. Hees became Chief Executive Officer of Kraft Heinz upon the closing of the merger of Kraft with Heinz in 2015, where he served as Chief Executive Officer since June 2013. Prior to this, Mr. Hees served as Chief Executive Officer of Burger King, a global fast food restaurant chain, from November 2010 to June 2013, upon 3G’s approximately $4.0 billion acquisition of Burger King Holdings (formerly NYSE: BKC). Mr. Hees also served as the Chief Executive Officer of America Latina Logistics (SAO: RAIL3), a Brazilian logistics company, from January 2005 to September 2010 (now known as Rumo S.A.). Mr. Hees is currently the Chairman of the Board and Chair of the Board’s Executive Committee of Avis Budget Group, Inc. (Nasdaq: CAR), a leading global provider of mobility and car rental solutions through its Avis and Budget brands. Mr. Hees has served on the board of directors of Bunge Ltd. (NYSE: BG), an agribusiness and food company, since December 2019. Mr. Hees received his bachelor’s degree from Pontifícia Universidade Católica do Rio de Janeiro and his MBA from the University of Warwick and he completed the Owner and President Management Program at Harvard Business School.

Additionally, among the reasons for his appointment as a director, Mr. Hees’s financial, business and operational experience, as well as the experience that he has accumulated through his activities as an executive and investor, added strategic vision to the board of directors to assist with our ultimate Business Combination transaction.

Rodrigo Xavier served as Co-Chairman of our board of directors since July 2020 until the Closing. From 2014 to 2017, Mr. Xavier served as Chief Executive Officer and Chairman of the board of directors of Bank of America Merrill Lynch Brazil. Prior to this, from 2009 to 2013, he was a Founding Partner and member of the Executive Committee of Vinci Partners. Mr. Xavier joined Banco Pactual in 1993, where he became a senior partner and executive committee member. He later served as Chief Executive Officer of UBS Pactual from 2008 to 2009. In 2018, Mr. Xavier became a fellow at Stanford’s Distinguished Career Institute (“DCI”) and has since become an investor board member and adviser at DCI in the topics of digital transformation, innovation, technology and social entrepreneurship. Mr. Xavier received his bachelor’s degree in Economics from Universidade de Brasilia and completed his post-graduate studies in International Economics from Tohoku and Fukushima Universities in Japan. He also has a master’s degree in International Management from the American Graduate School of International Management (Thunderbird), USA.

Mr. Xavier’s significant financial experience, particularly in management and senior executive roles at large financial institutions made him a valuable member of our board of directors.

Marcos Peigo served as a director since July 2020 until the Closing. Mr. Peigo has served as an Operating Partner of Digital Colony, a global investment firm, and Chief Executive Officer and Board Member of Scala, the Latin American hyperscale data center platform of Digital Colony, since April 2020. Prior to this, Mr. Peigo was Vice President of Value Creation at IBM Latin America from 2018 to April 2020, and before that was the Chief Operating Officer at UOL Diveo Tecnologia Ltda. from 2012 to 2017. From 2004 to 2013, Mr. Peigo served as the Chief Executive Officer of Solvo Serviços de Informática S.A and from 2002 to 2007, he served as a Board Member of Automatos International Ltd. In 2014, Mr. Peigo founded Lemniscata Ventures, a privately held advisory and investment firm. Mr. Peigo studied Electrical Engineering and Economics at Pontificia Universidade Catolica de Sao Paulo.

Mr. Peigo’s significant experience in the technology and infrastructure-focused sector in Brazil gave our board of directors increased insight into broader industries when considering target business for our initial Business Combination.

Wolney Edirley Goncalves Betiol served as a director since July 2021 until the Closing. Mr. Betiol is an entrepreneur, an investor, and a business leader with more than 30 years in technology industry. In 1990, he co-founded Bematech, which became one of the largest Brazilian companies focused on retail automation solutions, took the company public in 2007 and led the process of merging the company with Totvs, one of the largest IT companies in Latin America in 2015. Also in 2015, Mr. Betiol founded Synapse Venture Capital, a global investment firm focused on investing in innovative companies and venture capital funds, strengthening the ties between Silicon Valley and Brazil. Mr. Betiol holds an Electrical and Electronic Engineer degree from Cefet/PR. Mr. Betiol also has a master’s degree in Computer Science from UTFPr an MBA from Fundação Getulio Vargas.

Mr. Betiol’s significant experience as business technology industry of Brazil made him a valuable member of our board of directors.

Rafael Salvador Grisolia served as a director since July 2021 until the Closing. Mr. Grisolia is a senior executive with over 20 years of experience in high leadership positions or as an executive officer in large Brazilian companies. He was most recently the Chief Executive Officer of BR Distribuidora S.A., from 2019 to January 2021, and prior to that served as CFO and IRO of Petroleo Brasileiro S.A. since 2018. He was CFO and IRO of Petrobras Distribuidora S.A. from 2017 to 2018 and CFO and IRO of InBrands S.A. from 2013 to 2017. Prior to this, he was an executive officer of many large Brazilian companies, including Cosan, Cremer Group, Trigo Group and Esso (ExxonMobil). Mr. Grisolia has extensive experience in successfully coordinating privatization processes, turnarounds, M&A’s and IPO’s for large and well-known Brazilian companies. He was certified by IBGC (Brazilian Institute of Corporate Governance), having participated in the Board of Directors of PDG Realty, a Brazilian real estate developer and IBP, the Brazilian Institute of Oil & Gas.

Mr. Grisolia’s extensive experience as an executive officer coordinating Brazilian M&A transactions made him a valuable member of our board of directors.

Salete Pinheiro has served as a director since July 2020 until the Closing. Ms. Pinheiro has been a member of the Fiscal Board of BR Distribuidora S.A. and Jereissati Participações S.A. (each a public company) from September 2019 and August 2020, respectively, to the present. Ms. Pinheiro has also been the Coordinator of the Audit Committee of HDI Seguros S.A. and Icatu Seguros S.A. (each an insurance company) and member of Banco Nacional de Desenvolvimento Econômico e Social - BNDES from 2020 to the present. Ms. Pinheiro also worked for PricewaterhouseCoopers from 1979 to 2018, including 23 years as an Audit Partner. Ms. Pinheiro holds a bachelor’s degree in Accounting and obtained her MBA from IBMEC.

Ms. Pinheiro’s significant experience serving as an auditor for companies across many decades in a diverse array of industries in Brazil made her a valuable member of our board of directors.

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

Committees of the Board of Directors

As of December 31, 2022 and until the Closing, our board of directors had three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Each of our audit committee, compensation committee and the nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

As of December 31, 2022 and until the Closing the members of our audit committee were Salete Pinheiro, Rafael Salvador Grisolia and Marcos Peigo. Salete Pinheiro served as chairman of the audit committee.

Each member of the audit committee was financially literate and our board of directors has determined that Salete Pinheiro qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee’s duties, which were specified in our audit committee charter, included, but were not limited to:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm and independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

As of December 31, 2022 and until the Closing, the members of our compensation committee were Wolney Betiol, Marcos Peigo and Salete Pinheiro. Marcos Betiol served as chairman of the compensation committee.

The compensation committee’s duties included, but were not limited to:

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

Nominating and Corporate Governance Committee

As of December 31, 2022 and until the Closing the members of our nominating and corporate governance committee were Marcos Peigo, Rafael Salvador Grisolia and Wolney Betiol. Marcos Peigo served as chair of the nominating and corporate governance committee.

The nominating and corporate governance committee’s duties included, but were not limited to:

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

Code of Ethics

Prior to Closing, we maintained a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have also filed a copy of our form of our Code of Ethics as an exhibit to this Annual Report. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Item 11.   Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities were listed on the NYSE through the Closing, we paid our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to our Sponsor, directors, officers or our or any of their respective affiliates. On June 25, 2020, our Sponsor transferred 20,000 Founder Shares to each of our independent directors at their original per-share purchase price.

We were not party to any agreements with our directors and officers that provide for benefits upon termination of employment.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at December 31, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of December 31, 2022.

	Class A Ordinary Shares		Class B Ordinary Shares(2)
		Approximate		Approximate
		Percentage of Class		Percentage of Class
		Issued and		Issued and
	Beneficially	Outstanding	Beneficially	Outstanding
Name and Address of Beneficial Owner (1)	Owned	Ordinary Share	Owned	Ordinary Share
HPX Capital Partners LLC (our Sponsor)(3)	—	—	6,245,000	19.8%
Bernardo Hees(3)	—	—	6,245,000	19.8%
Carlos Piani(3)	—	—	6,245,000	19.8%
Rodrigo Xavier(3)	—	—	6,245,000	19.8%
Marcos Peigo	—	—	20,000	*
Wolney Betiol	—	—	20,000	*
Salete Pinheiro	—	—	20,000	*
James A. & Margaret M. Ruffalo(4)	272,810	12.5%	—	—
Meteora Capital, LLC.(5)	174,719	8.0%	—	—
Mizuno Financial Group, Inc.(6)	123,794	5.8%	—	—
All directors and officers as a group (six individuals)	—	—	6,305,000	19.9%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o HPX Corp., 1000 N. West Street, Suite 1200, Wilmington, Delaware 19801.

(2)

Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such ordinary shares converted into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File Nos. 333-239486 and 333-239882).

(3)

HPX Capital Partners LLC, our Sponsor, is the record holder of the Class B ordinary shares reported herein. The managers of our Sponsor, Messrs. Hees, Piani and Xavier, by virtue of their shared control over our Sponsor, may be deemed to beneficially own shares held by our Sponsor.

(4)

According to Form 4/A filed on January 30, 2023 filed on behalf of James A. & Margaret M. Ruffalo and the James A. Ruffalo IRA. The business address is 2800 S. Ocean Blvd., apt. 20F, Boca Raton, FL 33432.

(5)	According to a Schedule 13G filed with the SEC on January 27, 2023 filed on behalf Meteora Capital, LLC. The business address is 840 Park Drive East, Boca Raton, FL 33444.

(6)	According to a Schedule 13G filed with the SEC on February 16, 2023 filed on behalf of Mizuno Financial Group, Inc. The business address is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

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

On July 23, 2021, Marco Kheirallah and Wolney Betiol entered into a Securities Assignment Agreement, whereby Mr. Kheirallah transferred and assigned 20,000 Founder Shares to Mr. Betiol. On July 23, 2021, Rafael Grisolia entered into a Director Restricted Stock Unit Award Agreement with the Company providing for the grant of 20,000 restricted stock units (“RSUs”) to Mr. Grisolia, which RSUs will vest upon the consummation of the Company’s initial Business Combination and represent 20,000 Class A ordinary shares of the Company. Other than as described above, Mr. Betiol and Mr.Grisolia will not be compensated by the Company for their services as directors and they have not entered into an employment agreement with the Company.

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

Concurrently with the execution of the Business Combination Agreement the Company entered into the Investor Rights Agreement, which became effective as of the Closing and amended and restated in its entirety the Company’s existing Registration Rights Agreement.

Related Party Notes

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2022, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on July 16, 2020, the Company will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2022 and 2021, there was $295,000 and $175,000, respectively, of such fees included within accrued expenses in the accompanying balance sheets. In January and February 2023, the Company accrued additional fees in the amount of $20,000, bringing the total fees to $315,000. At the Closing, the entire outstanding amount owed under the Administrative Services Agreement was forgiven pursuant to the terms of the Debt Forgiveness Agreement (as defined below). See “— Debt Forgiveness Agreement.”.

Advances

The Sponsor advanced the Company an aggregate of $10,000 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. The outstanding advances of $10,000 were repaid in full on June 25, 2020.

Promissory Notes

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

On August 11, 2021, the Sponsor committed to provide us an aggregate of $150,000 in loans. On February 21, 2022, the Sponsor committed to provide us with an additional $755,000 in loans. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination, without an option of the Sponsor to convert any amount outstanding thereunder upon completion of a business combination into warrants. If we do not consummate a business combination, all amounts loaned to us in connection with these loans will be forgiven except to the extent that we have funds available to it outside of the Trust Account.

On August 11, 2021, the Sponsor committed to provide the Company an aggregate of $150,000 in loans for working capital purposes. On February 21, 2022, the Sponsor committed to provide the Company with an additional $755,000 in loans for working capital purposes, bring the total commitment amount to $905,000. On June 24, 2022, the Sponsor loaned to the Company an aggregate of $700,000 for working capital purposes. On November 30, 2022, the Sponsor loaned to the Company an additional aggregate of $205,000 for working capital purposes. On January 17, 2023, under the terms of an additional promissory note entered into between the Company and the Sponsor on the same date, pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $410,000, the Sponsor loaned to the Company an additional $410,000 for working capital purposes, bringing the total commitment amount to $1,315,000. These loans were evidenced by two promissory notes (“Promissory Notes”) which were non-interest bearing and payable upon the consummation by the Company of a business combination, without an option of the Sponsor to convert any amount outstanding thereunder upon completion of a business combination into warrants. As of December 31, 2022, $905,000 were outstanding under such loan.

The outstanding amount as of December 31, 2022 and the additional amounts incurred in January 17, 2023, were substantially forgiven, and the balance repaid, on the Closing Date. In March 2023, a total of $121,650 was repaid on the working capital loans and $1,168,548 was forgiven by the Sponsor. See “Item 13. Certain Relationships And Related Party Transactions— Debt Forgiveness Agreement.”

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, AMBI, Emergencia, the Sponsor and the Insiders have entered into the Sponsor Letter Agreement pursuant to which the parties thereto have agreed (i) to amend and restate in its entirety the current sponsor letter agreement dated as of July 15, 2020 by and among the Company, the Sponsor and the other parties thereto (ii) that the Sponsor and Insiders will not redeem any outstanding Founder Shares, in connection with the transactions contemplated in the Business Combination Agreement or any extension of the deadline by which the Company is required to consummate its business combination, (iii) that the Sponsor and Insiders will be present for the relevant meeting and vote all of their Founder Shares in favor of the Business Combination Agreement, the transactions contemplated pursuant thereto and the other matters contemplated to be approved in the Business Combination Agreement, including an extension of the deadline by which the Company must complete its business combination (iv) that, prior to the Closing, the Sponsor and Insiders will not transfer any Founder Shares or the Company Private Placement Warrants except as permitted thereby, and (v) to give effect to the Sponsor Recapitalization (as detailed below), such that, immediately prior to the First Effective Time, there shall cease to be outstanding any the Class B Ordinary Shares. In addition, conditioned upon the consummation of the Merger, the Sponsor and Insiders waived certain anti-dilution protection provisions contained in the Existing Governing Documents.

Immediately prior to consummation of the First Merger, the Sponsor and the Insiders transferred all of their right, title and interest in, to and under each of their 6,305,000 outstanding the Class B Ordinary Shares (6,245,000 of which were held by the Sponsor) and each of the 7,060,000 the Company Private Placement Warrants to purchase one the Company Class A Ordinary Share (all such the Company Private Placement Warrants were held by the Sponsor), and in exchange therefore, the Company issued (x) to the Sponsor 1,836,100 the Company Class A Ordinary Shares and 676,707 the Company Private Placement Warrants, each free and clear of liens, and (y) to each Insider a number of the Company Class A Ordinary Shares equal to the number of Founder Shares held by such Insider as of the date of the Sponsor Letter Agreement, each free and clear of liens (the “Sponsor Recapitalization”).

Debt Forgiveness Agreement

On the Closing Date, the Sponsor and the Company entered into a debt forgiveness agreement (the “Debt Forgiveness Agreement”) pursuant to which, effective as of Closing and immediately prior to the First Effective Time, the Sponsor irrevocably, unconditionally and for no payment waived, forgave, settled and extinguished an outstanding amount of approximately $1.5 million due by HPX to the Sponsor in connection with the Promissory Notes and the Administrative Services Agreement. The balance of $0.1 million due in connection with the Promissory Notes and the Administrative Services Agreement was repaid in full at Closing.

Investor Rights Agreement

Concurrently with the execution of the Business Combination Agreement, AMBI, the Sponsor, Ambipar, Opportunity Agro Fund and certain other shareholders of the Company have entered into an investor rights agreement, pursuant to which the Registration Rights Agreement will be amended and restated in its entirety, as of the Closing. As a result, certain holders of registrable securities will be able to make a written demand for registration under the Securities Act of all or a portion of their registrable securities, subject to certain limitations so long as such demand includes a number of registrable securities with a total offering price in excess of $75,000,000, net of all underwriting discounts and commissions. Any such demand may be in the form of an underwritten offering, it being understood that, subject to certain exceptions, AMBI shall not be required to conduct more than an aggregate total of eight underwritten offerings or an aggregate of four underwritten offerings in any 12-month period. In addition, certain holders of registrable securities will have “piggy-back” registration rights to include their securities in other registration statements filed by AMBI subsequent to the Closing. AMBI has also agreed to file with the SEC a resale shelf registration statement covering the resale of all registrable securities within 30 days of the Closing, to be declared effective no later than the earlier of 60 days of the Closing if the SEC notifies AMBI that it will not “review” the registration statement or 90 days if the SEC notifies AMBI that it will “review” the registration statement.

In addition, pursuant to the Investor Rights Agreement, signatories thereof agreed to certain transfer restrictions on their respective equity interests in AMBI, in the case of certain directors of the Company, for a period of one year following the Closing Date, and, in the case of Ambipar and the Sponsor, for a period of three years following the Closing Date, in each case, subject to the following exceptions of permitted transfers (i) in the case of a transfer to a permitted transferee, if such AMBI shareholder provides written notice to AMBI or (ii) (A) if such AMBI shareholder is an individual, by virtue of laws of descent and distribution upon death of the individual, (B) if such AMBI shareholder is an individual, pursuant to a qualified domestic relations order, (C) pursuant to any liquidation, merger, share exchange or similar transaction (other than the Mergers) which results in all of AMBI’s shareholders having the right to exchange their AMBI Ordinary Shares or other equity securities of AMBI for cash, securities or other property; provided that in connection with any transfer of such securities pursuant to clause (ii) above, (x) such AMBI shareholder shall, and shall cause any such transferee of his, her or its Lock-Up Securities (as defined in the Investor Rights Agreement), to enter into a written agreement, in form and substance reasonably satisfactory to AMBI, agreeing to be bound by the Lock-up Agreement prior and as a condition to the occurrence of such transfer, and (y) that such transferee shall have no rights under the Investor Rights Agreement, unless they are a permitted transferee according to the terms of the Investor Rights Agreement, in which case, as a condition to such transfer, the transferee shall be required to become a party to the Investor Rights Agreement.

Finally, pursuant to the Subscription Agreements with the PIPE Investors and the Cygnus Subscription Agreement with Cygnus Fund Icon, as the case may be, we have agreed that we will:

●	file within 30 calendar days after the closing of the Business Combination a registration statement with the SEC for a secondary offering of the AMBI Class A Ordinary Shares;
●	use commercially reasonable efforts to cause such registration statement to be declared effective promptly thereafter, but in no event later than the earlier of (i) the 60th calendar day (or 90th calendar day if the SEC notifies the Company that it will “review” the registration statement) after closing and (ii) the 10th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review, as the case may be; and
●	maintain the effectiveness of such registration statement until the earliest of (i) the second anniversary of the effectiveness of the registration statement, (ii) the date on which the PIPE Investors or Cygnus Fund Icon, as the case may be, cease to hold any ordinary shares issued pursuant to the Subscription Agreements or Cygnus Subscription Agreement, as the case may be, or (iii) on the first date on which the subscription investors can sell all of their shares issues pursuant to the subscription agreements (or shares received in exchange therefor) under Rule 144 of the Securities Act without limitation as to the manner of sale or amount of such securities that may be sold.

Item 14.   Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered in connection with the Initial Public Offering, the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $280,418 and $94,760 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022, December 31, 2021 and for the period from March 20, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2022, December 31, 2021 and for the period from March 20, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022, December 31, 2021 and for the period from March 20, 2020 (inception) through December 31, 2020.

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

Item 15.   Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

HPX CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Those Charged with Governance of HPX Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HPX Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

July 26, 2023

HPX CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$199,388	$549,792
Prepaid expenses	87,500	99,402
Total Current Assets	286,888	649,194

Cash held in Trust Account	21,905,597	—
Marketable securities held in Trust Account	—	253,037,516
TOTAL ASSETS	$22,192,485	$253,686,710

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$678,800	$555,895
Accrued offering costs	159,880	159,880
Promissory note – related party	905,000	—
Total Current Liabilities	1,743,680	715,775

Deferred legal fees	5,243,712	—
Warrant liabilities	8,278,200	10,556,676
PIPE derivative liability	3,259,630	—
Deferred underwriting fee payable	—	8,855,000
Total Liabilities	18,525,222	20,127,451

Commitments and Contingencies (Note 6)

Shares Subject to Possible Redemption
Class A ordinary shares subject to possible redemption; 2,176,544 and 25,300,000 shares at redemption value of $10.06 and $10.00 per share as of December 31, 2022 and 2021, respectively	21,905,597	253,037,516

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 2,176,544 and 25,300,000 shares subject to possible redemption as of December 31, 2022 and 2021, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,305,000 shares issued and outstanding as of December 31, 2022 and 2021	631	631
Additional paid-in capital	5,009,685	—
Accumulated deficit	(23,248,650)	(19,478,888)
Total Shareholders’ Deficit	(18,238,334)	(19,478,257)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$22,192,485	$253,686,710

The accompanying notes are an integral part of the financial statements.

HPX CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
Operating and formation costs	$6,633,923	$1,163,690
Loss from operations	(6,633,923)	(1,163,690)

Other income (expense):
Change in fair value of warrant liabilities	2,278,476	10,533,024
Change in fair value of PIPE derivative liability	(61,363)	—
Interest income from operating bank account	—	89
Interest earned on cash and marketable securities held in Trust Account	694,357	25,305
Other income	296,643	—
Total other income, net	3,208,113	10,558,418

Net (loss) income	$(3,425,810)	$9,394,728

Weighted average shares outstanding, Class A ordinary shares	15,650,470	25,300,000
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares	$(0.16)	$0.30
Weighted average shares outstanding, Class B ordinary shares	6,305,000	6,305,055
Basic and diluted net (loss) income per ordinary share, Class B ordinary shares	$(0.16)	$0.30

The accompanying notes are an integral part of the financial statements.

HPX CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance – December 31, 2020	—	$—	6,325,000	$633	$—	$(28,848,313)	$(28,847,680)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(25,305)	(25,305)
Cancellation of Class B ordinary shares	—	—	(20,000)	(2)	—	2	—
Net income	—	—	—	—	—	9,394,728	9,394,728
Balance – December 31, 2021	—	—	6,305,000	631	—	(19,478,888)	(19,478,257)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(350,405)	(343,952)	(694,357)
Waived deferred underwriting fee payable	—	—	—	—	8,558,357	—	8,558,357
Initial measurement of PIPE derivative liability	—	—	—	—	(3,198,267)	—	(3,198,267)
Net loss	—	—	—	—	—	(3,425,810)	(3,425,810)
Balance – December 31, 2022	—	$—	6,305,000	$631	$5,009,685	$(23,248,650)	$(18,238,334)

The accompanying notes are an integral part of the financial statements.

HPX CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(3,425,810)	$9,394,728
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,278,476)	(10,533,024)
Change in fair value of PIPE derivative liability	61,363	—
Interest income on cash and marketable securities held in Trust Account	(694,357)	(25,305)
Other income	(296,643)	—
Changes in operating assets and liabilities:
Prepaid expenses	11,902	159,745
Accounts payable and accrued expenses	122,905	421,598
Deferred legal fees	5,243,712	—
Net cash used in operating activities	(1,255,404)	(582,258)

Cash Flows from Investing Activities
Cash withdrawn from Trust Account in connection with redemption	231,826,276	—
Net cash provided by investing activities	231,826,276	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	905,000	—
Redemption of Class A ordinary shares	(231,826,276)	—
Net cash used in financing activities	(230,921,276)	—

Net Change in Cash	(350,404)	(582,258)
Cash – Beginning	549,792	1,132,050
Cash – Ending	$199,388	$549,792

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares to redemption amount	$694,357	$25,305
Waived deferred underwriting fee payable	$(8,558,357)	$—
Initial measurement of PIPE derivative liability	$3,198,267	$—
Cancellation of Class B ordinary shares	$—	$(2)

The accompanying notes are an integral part of the financial statements.

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for a target company for a Business Combination, the signing of the Business Combination Agreement (as described below) and in connection with the preparation of the consummation of the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of earnings from the cash and marketable securities held in the Trust Account (as defined below) and gain (loss) from changes in the fair values of warrant liabilities and PIPE derivative liability.

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

On March 3, 2023 (the “Closing Date”), the previously announced Business Combination was consummated by and among AMBI, the Company, Ambipar Merger Sub, Emergência Participações S.A., and Ambipar Participações e Empreendimentos S.A. On the Closing Date, (i) HPX merged with and into AMBI, with AMBI as the surviving entity (the “First Merger”) and (ii) immediately after the First Merger, Merger Sub merged with and into AMBI, with AMBI as the surviving entity.

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

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

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

On November 3, 2022, in connection with the Extraordinary General Meeting, the Company’s shareholders approved an additional extension of the Combination Period (as defined below) from November 20, 2022 to March 31, 2023 (the “Additional Extension”).

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

On December 8, 2022, HPX, New PubCo and Cygnus Fund Icon, one of the Non-Redeeming Shareholders, entered into an amended and restated Non-Redemption Agreement (the “Cygnus Non-Redemption Agreement”) as well as a Subscription Agreement (the “Cygnus Subscription Agreement”) on terms and conditions substantially consistent with those included in the Non-Redemption Agreements and the Subscription Agreements dated July 5, 2022; provided, however, that pursuant to the Cygnus Non-Redemption Agreement and the Cygnus Subscription Agreement, Cygnus Fund Icon has been granted the option (the “Cygnus Option”), exercisable by Cygnus Fund Icon via written notice to be delivered to HPX and New PubCo no later than 10 calendar days prior to the HPX extraordinary general meeting of shareholders, either (i) to comply with the terms and conditions contained in the Cygnus Non-Redemption Agreement (including, among other things, to vote its 300,000 HPX Class A Ordinary Shares in favor of the transactions contemplated in the Business Combination Agreement for which the approval of HPX shareholders is required and not to redeem or exercise any right to redeem its 300,000 HPX Class A Ordinary Shares), or (ii) not to be bound by the Cygnus Non-Redemption Agreement and instead to subscribe for 300,000 New PubCo Class A Ordinary Shares to be issued by New PubCo pursuant to the Cygnus Subscription Agreement for aggregate gross proceeds of $3,000,000. The parties agreed to amend and restate such Non-Redemption Agreement as well as to enter into the Cygnus Subscription Agreement at the request of Cygnus Fund Icon in order to provide Cygnus Fund Icon with the option to make its investment in New PubCo either through the non-redemption of its HPX Class A Ordinary Shares or through a subscription of New PubCo Class A Ordinary Shares on terms and conditions substantially consistent with the other PIPE Investors. On February 10, 2023, Cygnus sent a termination and subscription notice to HPX and the Company (the “Cygnus Notice”) whereby it elected option (ii) above.

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

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

In addition, the Sponsor signed a Downside Protection Agreement (“DPA”) with the PIPE Investors and the Non-Redeeming Shareholders, pursuant to which these investors are provided with certain downside protection rights subsequent to the closing date of the Business Combination Agreement. Subject to the terms and conditions of the DPA, including the investment return on a 30-month period, the investors may receive, on a pro-rata basis, an aggregate of up to 1,050,000 New PubCo Class A ordinary shares directly from the Sponsor (see Note 2 and Note 9).

Redemptions of Class A Ordinary Shares

On July 14, 2022, in connection with the vote to approve the Combination Period Extension, the holders of 19,472,483 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.018 per share, for an aggregate redemption amount of $195,081,445, which included $356,615 of Trust Account earnings, leaving $58,381,894 in the Trust Account.

On November 3, 2022, in connection with the vote to approve the Additional Extension, the holders of 3,650,973 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.064 per share, for an aggregate redemption amount of $36,744,813, which included  $235,101 of Trust Account earnings. As of December 31, 2022, the Company had 2,176,544 of Class A ordinary shares subject to possible redemption, with a redemption value of $21,905,597.

Transfer of Listing to the NYSE American LLC

On October 24, 2022, the Company issued a press release and filed a current report on Form 8-K announcing the voluntary transfer of its securities from NYSE to NYSE American LLC. On October 27, 2022, the transfer of the securities became effective.

Additional Loan Under the Terms of the Working Capital Note

On November 30, 2022, under the terms of the Working Capital Note as described in Note 5, the Sponsor loaned to the Company an additional aggregate of $205,000 for working capital purposes, bringing the total aggregate principal amount loaned under the terms of the Working Capital Note to $905,000.

On January 17, 2023, under the terms of an additional promissory note entered into between the Company and the Sponsor on the same date, pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $410,000, the Sponsor loaned to the Company an additional $410,000 for working capital purposes, bringing the total commitment amount to $1,315,000. These loans are evidenced by two promissory notes which are non-interest bearing and payable upon the consummation by the Company of a business combination, without an option of the Sponsor to convert any amount outstanding thereunder upon completion of a business combination into warrants.

In March 2023, a total of $121,650 was repaid on the working capital loans and a total of $1,168,548 was forgiven by the Sponsor.

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

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

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

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

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

The Company initially had until July 20, 2022 to consummate a Business Combination. However, pursuant to the Combination Period Extensions mentioned above, the Company now will have until March 31, 2023 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination, including the Proposed Business Combination, within the Combination Period, as may be extended from time to time by the Company as a result of a shareholder vote to amend its Amended and Restated Memorandum and Articles of Association (the “Extension Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Founder Shares or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period or any Extension Period.

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

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result, various nations, including the United States, have imposed economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and the related sanctions on the world economy, and the specific impacts on the Company’s financial position, results of operations and its ability to identify and complete an initial business combination are not determinable as of the date of these financial statements.

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

Liquidity

As of December 31, 2022, the Company had $199,388 in its operating bank accounts, $21,905,597 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares (see Note 1 for redemptions made in July and November 2022) in connection therewith and a working capital deficit of $1,456,792 (which includes a liability for the $905,000 borrowing as described below).

As discussed in Note 5, on June 24, 2022, the Company entered into promissory notes with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $905,000 (the “Working Capital Note”). As of December 31, 2022 and 2021, there were $905,000 and $0 outstanding under the Working Capital Note. On January 17, 2023, the Company entered into an additional promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $410,000. On January 17, 2023, $410,000 was drawn down.

On March 3, 2023, HPX entered into a Debt Forgiveness Agreement with the Sponsors, which includes forgiveness of $1,168,548 out of the $1,315,000 amount of the Working Capital Note that was outstanding on that date (See Note 5 and Note 10). The Sponsor also forgave $315,000 of administrative fees ($295,000 of which was accrued as of December 31, 2022, and an additional $10,000 was accrued for each of January and February 2023).

On March 3, 2023, the previously announced Business Combination was consummated and the funds held in Trust were used to settle Business Combination and other expenses of the Company.

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. These Financial Statements are the historical Financial Statements of the entity formerly known as HPX Corp., prior to the Business Combination, which was consummated on March 3, 2023. These financial statements do not reflect the impact of the Business Combination, or any other agreements entered into in connection with the Business Combination, all of which are more fully described in Notes 1 and 10.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair values of the Private Placement Warrants as of December 31, 2022 and 2021 and the determination of PIPE derivative liability as of the initial measurement and December 31, 2022. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Reclassifications

Since March 31, 2022, legal fees payable upon the successful consummation of a Business Combination were reclassified from a current to a non-current liability as Deferred Legal Fees. Such reclassifications have no effect on the Company’s net (loss) income as previously reported. As of December 31, 2022, there was $5,243,712 outstanding under Deferred Legal Fees.

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Cash or Marketable Securities Held in Trust Account

On June 24, 2022, the Company instructed the trustee managing the Trust Account to hold all funds in the Trust Account in cash until the earlier of the consummation of an initial business combination and liquidation of the Company to mitigate any risk of being viewed as operating an unregistered investment company. On September 27, 2022, money market funds which invest in U.S. Treasury Securities held in Trust Account were sold and proceeds from the sale of these marketable securities including dividends earned were transferred to interest-earning checking account managed by the trustee. Until September 27, 2022, and as of December 31, 2022, all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities and an interest-earning checking account, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The PIPE derivative liability as a result of the Downside Protection Agreement signed by the Sponsor with PIPE Investors and the Non-Redeeming Shareholders meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the PIPE derivative liability are recognized as a non-cash gain or loss in the statements of operations. The fair value of the PIPE derivative liability is discussed in Note 9.

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

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

Subsequent to the initial measurement upon the closing of the Initial Public Offering, the Company recognizes changes in the redemption value that result from earnings on cash and marketable securities held in Trust Account that have not been withdrawn to pay taxes. As of December 31, 2022, the holders of 23,123,456 Class A ordinary shares properly exercised their right to redeem their shares and the Company has not incurred any taxes or permitted expenses that could be withdrawn from the Trust Account.

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

	Shares	Value
Gross proceeds	25,300,000	$253,000,000
Less:
Proceeds allocated to Public Warrants	—	(8,475,500)
Class A ordinary shares issuance costs	—	(14,031,031)
Plus:
Initial remeasurement of carrying value to redemption value	—	22,506,531
Subsequent remeasurement of carrying value to redemption value	—	37,516
Total remeasurement of carrying value to redemption value	—	22,544,047
Class A ordinary shares subject to redemption, December 31, 2021	25,300,000	253,037,516
Less:
Redemption of Class A ordinary shares on July 14, 2022	(19,472,483)	(195,081,445)
Redemption of Class A ordinary shares on November 3, 2022	(3,650,973)	(36,744,831)
Plus:
Remeasurement of carrying value to redemption value	—	694,357
Class A ordinary shares subject to possible redemption, December 31, 2022	2,176,544	$21,905,597

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

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted (loss) income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the private placement, (iii) Non-Redemption Agreement, and (iv) Downside Protection Shares since the issuance of ordinary shares under these arrangements are contingent upon the occurrence of future events. The Warrants are exercisable to purchase 19,710,000 Class A ordinary shares in the aggregate. As of December 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except share amounts):

	For the Years Ended
	December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income, as adjusted	$(2,442,013)	$(983,797)	$7,520,525	$1,874,203
Denominator:
Basic and diluted weighted average shares outstanding	15,650,470	6,305,000	25,300,000	6,305,055
Basic and diluted net (loss) income per ordinary share	$(0.16)	$(0.16)	$0.30	$0.30

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

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

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

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on July 16, 2020, the Company will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2022 and 2021, the Company incurred $120,000 in fees for these services. As of December 31, 2022 and 2021, there was $295,000 and $175,000, respectively, of such fees included within accrued expenses in the accompanying balance sheets (See Note 10).

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

On June 24, 2022, the Company entered into promissory notes with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $905,000 (the “Working Capital Note”). The Working Capital Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account; however, no proceeds from the Trust Account may be used for such repayment. The Working Capital Note is not convertible. On November 30, 2022, under the terms of the Working Capital Note, the Sponsor loaned to the Company an additional aggregate of $205,000 for working capital purposes. As of December 31, 2022 and 2021, there were $905,000 and $0 outstanding under the Working Capital Note. On January 17, 2023, the Company entered into an additional promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $410,000. On January 17, 2023, $410,000 was drawn down. As more fully described in Note 10, on March 3, 2023, HPX entered into a Debt Forgiveness Agreement with the Sponsors, which

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

includes forgiveness of $1,168,548 out of the $1,315,000 amount of the Working Capital Note that was outstanding on that date. The Sponsor also forgave $315,00 of administrative fees.

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

On August 19, 2022, the Company and underwriter executed a waiver letter confirming the underwriter’s resignation and waiver of its entitlement to the payment of deferred fee under the terms of the underwriting agreement. As a result, the Company recognized $296,643 of other income and $8,558,357 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriter fee in the accompanying financial statements. As of December 31, 2022 and 2021, the deferred underwriting fee payable is $0 and $8,855,000, respectively.

Consulting Arrangements

The Company has arrangements with a consultant to provide services to the Company relating to market and industry analyses, assistance with due diligence, and financial modeling and valuation of potential targets. The Company agreed to pay the service provider a fee of 6,600 BRL per month (approximately $1,200 per month). For the years ended December 31, 2022 and 2021, the Company incurred $17,782 and $16,332 of consulting fees, respectively. As of December 31, 2022 and 2021, there was $1,589 and $1,314 of such fees included within accrued expenses in the balance sheets, respectively.

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

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

as practicable following vesting but in no event more than 30 days after vesting. Issuance of the shares underlying the RSUs are also subject to the future approval of an equity incentive plan.

The RSUs to be granted by the Company are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The RSUs to be granted are subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022 and 2021, the Company did not have a shareholder approved equity plan and also determined that a Business Combination is not considered probable, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of RSUs times the grant date fair value per share (unless subsequently modified).

Contingent Fee Arrangement

On June 27, 2022, the Company entered into an agreement with a vendor to provide advisory services in connection with a potential Business Combination. The agreement calls for the Company to pay a fee of $2,000,000 upon the closing of a business combination. If the Business Combination is not consummated for any reason, no fee is payable under this agreement. The Company recognized this fee upon consummation of the business combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 2,176,544 and 25,300,000 Class A ordinary shares issued and outstanding, respectively, all of which were subject to possible redemption and reported as temporary equity. The shares balance at December 31, 2022 excludes a total of 23,123,456 Class A ordinary shares redeemed on July 14, 2022 and November 3, 2022

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 6,305,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares) so that the number of Class A ordinary shares issuable upon conversion of all Class B Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the ordinary shares issued and outstanding upon completion of the Initial Public Offering plus the number of Class A ordinary shares

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

and equity-linked securities issued or deemed issued in connection with a Business Combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination: provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis , unless agreed to by the holders of these shares.

NOTE 8. WARRANTS

As of December 31, 2022 and 2021, there were 12,650,000 Public Warrants outstanding, with each Public Warrant enabling the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

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

As of December 31, 2022 and 2021, there were 7,060,000 Private Placement Warrants outstanding with each Private Placement Warrant exercisable for one Class A ordinary share at a price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Conversion of warrants as a result of the consummation of the Business Combination.

At the time HPX was merged with and into New PubCo, each Public Warrant and Private Placement Warrant outstanding after the Recapitalization (as defined below) was converted into one warrant to purchase one New PubCo Class A ordinary share (a “New PubCo Warrant”) (see Note 1) at an exercise price of $11.50 per share, subject to the same terms and conditions existing prior to such conversion.

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2022	2021
Assets:
Cash held in Trust Account	1	$21,905,597	$—
Marketable securities held in Trust Account	1	$—	$253,037,516

Liabilities:
Warrant Liability – Public Warrants	1	$5,313,000	$6,775,340
Warrant Liability – Private Placement Warrants	2	$2,965,200	$—
Warrant Liability – Private Placement Warrants	3	$—	$3,781,336
PIPE derivative liability	3	$3,259,630	$—

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

The Private Placement Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. Beginning on March 31, 2022 and as of December 31, 2022, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

The measurement of the Public Warrants after the detachment of the Public Warrants from the Units on September 8, 2020, is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant on the New York Stock Exchange up to October 27, 2022 and the New York Stock Exchange American LLC thereafter was used as the fair value of the Warrants as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements of Private Warrants:

December 31,
2021
Exercise price	$11.50
Share price	$9.87
Volatility	12.3%
Term	5.00
Risk-free rate	1.10%
Dividend yield	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities at December 31, 2022 and 2021:

Private
Placement
Fair value as of December 31, 2021	$3,781,336
Change in fair value	(2,498,534)
Transfer to Level 2	(1,282,802)
Fair value as of December 31, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the year ended December 31, 2022, $1,282,802 of private placement warrants were transferred from level 3 to level 2 classification.There were no transfers in or out of Level 3 for the year ended 2021.

The PIPE derivative liability was accounted for as a liability in accordance with ASC 815-40, measured at fair value at initial measurement date and on a recurring basis, with changes in fair value presented in the statements of operations.

The Downside Protection Shares were initially and as of December 31, 2022, valued using a Monte Carlo model which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the PIPE derivative liability is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the Cboe Volatility Index (“VIX”).

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

The key inputs into the Monte Carlo model for the PIPE derivative liability were as follows:

	July 5, 2022
	(Initial	December 31,
Input	Measurement)	2022
Initial share price	$9.98	$9.87
Price CPI adjusted at measurement date	$10.80	$10.67
Days to expire (number of business days)	630	630
Fraction of a year (years)	2.5	2.5
Risk-free rate	2.80%	4.20%
Dividend yield	0.00%	0.00%
Historical volatility	58.49%	53.71%
Accumulated expected inflation	8.20%	8.10%
Block trade fee	1.00%	1.00%
Illiquidity discount	2.20%	2.20%

The below table presents the changes in the fair value of PIPE derivative liability

PIPE Derivative Liability
Initial measurement on July 5, 2022	$3,198,267
Change in valuation inputs or other assumptions	61,363
Fair value as of December 31, 2022	$3,259,630

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than outlined below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Issue of Promissory Note

On January 17, 2023, the Company entered into promissory notes with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $410,000 (the “Note”). On January 17, 2023, $410,000 was drawn down. The Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account; however, no proceeds from the Trust Account may be used for such repayment. The Note is not convertible.

Forgiveness of Promissory Note

On March 3, 2023, HPX entered into a Debt Forgiveness Agreement with the Sponsors, whereby the Sponsors agreed to forgive $1,483,548 out of a total $1,630,000 of debt owing to the Sponsor by the Company. The total debt of $1,630,000 comprised $1,315,000 of promissory notes and $315,000 of administrative fees earned by the Sponsor through March 3, 2023 (see Note 5). A total of $315,000 of administrative fees and $1,168,548 of promissory note was forgiven.

Recapitalization

On March 3, 2023, in anticipation of the close of the Business Combination, the Company cancelled all outstanding Class B ordinary shares and all outstanding private warrants. Further, the Company issued to the Sponsor, in exchange for these cancelled shares and warrants, an aggregate of 1,836,100 Class A ordinary shares at a par value of $0.001 per share and an aggregate of 676,707 Private Placement Warrants (the “Recapitalization”).

0Table of Contents

HPX Corp.

Notes to Consolidated Financial Statements

Close of Business Combination and Redemption of Class A Ordinary Shares

On February 28, 2023, the shareholders of the Company approved the close of the Business Combination as described in the Business Combination Agreement dated July 5, 2022. In connection with the approval, holders of 1,258,439 Class A ordinary shares validly elected to redeem their public shares for an aggregate redemption amount of $12,655,426, leaving 918,105 Class A ordinary shares outstanding upon consummation of the Business Combination, all of which were converted as described below.

On March 3, 2023 (the “Closing Date”), the previously announced Business Combination was consummated by and among Ambipar Emergency Response (”AMBI”), the Company, Ambipar Merger Sub, Emergência Participações S.A., and Ambipar Participações e Empreendimentos S.A. On the Closing Date, (i) HPX merged with and into AMBI, with AMBI as the surviving entity (the “First Merger”) and (ii) immediately after the First Merger, Merger Sub merged with and into AMBI, with AMBI as the surviving entity.

NYSE American LLC delisted the securities of the Company on March 17, 2023 and the Company filed a Form 15 to terminate its duty to file reports with the Securities and Exchange Commission.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated July 15, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s Securities
10.1(1)	Letter Agreement, dated July 15, 2020, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated July 15, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated July 15, 2020, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated July 15, 2020, between the Company and the Sponsor.
10.5(1)	Sponsor Warrants Purchase Agreement, dated July 15, 2020, between the Company and the Sponsor.
10.6(1)	Indemnity Agreement, dated July 15, 2020, between the Company and Carlos Piani.
10.7(1)	Indemnity Agreement, dated July 15, 2020, between the Company and Bernardo Hees.
10.8(1)	Indemnity Agreement, dated July 15, 2020, between the Company and Rodrigo Xavier.
10.9(1)	Indemnity Agreement, dated July 15, 2020, between the Company and Marcos Peigo.
10.11(1)	Indemnity Agreement, dated July 15, 2020, between the Company and Marco Kheirallah.
10.12(1)	Indemnity Agreement, dated July 15, 2020, between the Company and Salete Pinheiro.
10.13(3)	Indemnity Agreement, dated July 15, 2020, between the Company and Wolney Betiol.
10.14(3)	Indemnity Agreement, dated July 15, 2020, between the Company and Mr. Rafael Grisolia.
14.01(2)	Code of Ethics and Business Conduct of HPX Corp.
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XRL and contained in Exhibit 101)
*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 21, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 23, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on April 14, 2022 and incorporated by reference herein.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPX CORP.

Date: July 26, 2023	/s/ Carlos Piani
	By:	Carlos Piani
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Carlos Piani
Name:	Carlos Piani
Title:	Chief Executive Officer and Chief Financial Officer and Director

(Principal Executive Officer and Principal Financial Officer)
Date:	July 26, 2023

/s/ Bernardo Hees
Name:	Bernardo Hees
Title:	Co-Chairman of the Board of Directors
Date:	July 26, 2023

/s/ Rodrigo Xavier
Name:	Rodrigo Xavier
Title:	Co-Chairman of the Board of Directors
Date:	July 26, 2023

/s/ Marcos Piego
Name:	Marcos Piego
Title:	Director
Date:	July 26, 2023

Name:	Salete Pinheiro
Title:	Director
Date:

Name:	Wolney Betiol
Title:	Director
Date:

Name:	Rafael Grisiola
Title:	Director
Date: